Form 10-Q
period 2001-09-30
RELIANT ENERGY TRANSITION BOND CO LLC
filed 2001-11-15
CIK 1098911

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

Commission file number 333-91093


                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
             (Exact name of registrant as specified in its charter)

            Delaware                                            76-0624152
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

          1111 Louisiana
             Suite 4667
          Houston, Texas                                            77002
(Address of principal executive offices)                          (Zip Code)

                                 (713) 207-8272
              (Registrant's telephone number, including area code)

                         ------------------------------



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

Quarterly Report on Form 10-Q:

     Part I - Financial Information

         Item 1 - Financial Statements

              Balance Sheets (unaudited)..........................................................................3

              Statements of Cash Flows (unaudited)................................................................4

              Notes to Interim Financial Statements (unaudited)...................................................5

         Item 2 - Management's Narrative Analysis of the Results of Operations of Reliant Energy
              Transition Bond Company LLC.........................................................................6


     Part II - Other Information

         Item 1 - Legal Proceedings...............................................................................7

         Item 5 - Other Information...............................................................................7

         Item 6 - Exhibits and Reports on Form 8-K................................................................7

         Signature Page...........................................................................................9

                          PART I. FINANCIAL INFORMATION

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                               DECEMBER 31,    SEPTEMBER 30,
                                                   2000            2001
                                               ------------    -------------
ASSETS
  Cash ......................................  $    1,000       $    1,000
  Unamortized debt issuance costs ...........        --          2,435,921
                                               ----------       ----------
    Total assets ............................  $    1,000       $2,436,921
                                               ==========       ==========

LIABILITIES AND MEMBER'S EQUITY
  Due to related party (Note 2) .............  $     --         $2,435,921
                                               ----------       ----------
    Total liabilities .......................        --          2,435,921
  Member's Equity ...........................       1,000            1,000
                                               ----------       ----------
    Total liabilities and member's equity ...  $    1,000       $2,436,921
                                               ==========       ==========




             See Notes to the Company's Interim Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                            2000          2001
                                                      -------------    --------------
Cash Flows from Financing Activities:
  Contribution from member .......................         $ --           $ --
                                                           ------         ------


Net Increase in Cash .............................           --             --
Cash at Beginning of Period ......................          1,000          1,000
                                                           ------         ------

Cash at End of Period ............................         $1,000         $1,000
                                                           ======         ======


             See Notes to the Company's Interim Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q for Reliant Energy Transition Bond Company LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with the financial statements included in the Company's prospectus supplement dated October 17, 2001 as filed with the SEC on October 24, 2001 pursuant to Rule 424(b) under the Securities Act of 1933 (Prospectus Supplement) relating to the Company's second amended registration statement on Form S-3 as filed with the SEC on September 7, 2001 (Registration No. 333-91093).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position for the respective periods.

     The Company is a special purpose Delaware limited liability company, whose sole member is Reliant Energy, Incorporated (Reliant Energy). Reliant Energy is a diversified international energy services company.

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (Legislation). The Legislation authorizes competition in the retail and generation markets for electricity beginning January 2002, and provides for recovery of stranded costs (i.e., the excess of net book value of generation assets (as defined by the Legislation) over the market value of those assets) and generation related regulatory assets (as defined by the Legislation) through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999. The Legislation authorizes the Public Utility Commission of Texas (Texas PUC) to issue "financing orders" approving the issuance of transition bonds to recover generation related regulatory assets and stranded costs. The Legislation and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Legislation, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the financing order constitute "transition property." The Texas PUC issued a financing order to Reliant Energy on May 31, 2000 that authorized Reliant Energy to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $740 million, plus up-front qualified costs not to exceed $10.7 million in the aggregate.

     The Company was organized on November 10, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property to be acquired from Reliant Energy. The Company had no financial operations until October 24, 2001.

     On October 24, 2001, the Company issued $749 million of Transition Bonds and used the proceeds to purchase the transition property from Reliant Energy and pay expenses of issuance. For additional information, see Note 3 and the Prospectus Supplement.

     The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from Reliant Energy, and the Company's organizational documents require it to operate in a manner to avoid consolidation with the bankruptcy estate of Reliant Energy in the event Reliant Energy becomes subject to such a proceeding. Reliant Energy is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of Reliant Energy or any of its affiliates.

(2)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and Reliant Energy dated
October 24, 2001, Reliant Energy sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and Reliant Energy concurrently with the issuance of the first series of Transition Bonds, Reliant Energy will serve as servicer of the transition property. Reliant Energy will manage and administer the transition property of the Company and collect the transition charges on behalf of the Company. The Company will pay a fixed annual servicing fee to Reliant Energy for these services. Pursuant to an administration agreement entered into between the Company and Reliant Energy, Reliant Energy will provide administrative services to the Company. The Company will pay Reliant Energy a fixed fee for performing these services, plus all reimbursable expenses.

     The Company also entered into an intercreditor agreement with Reliant Energy and other parties related to the servicing of the Transition Bonds. In addition, Reliant Energy has agreed to indemnify the trustee under the indenture related to the Transition Bonds on the Company's behalf to the extent such indemnification is not recoverable from the Company as a fixed expense.

     All debt issuance costs incurred to date have been paid by Reliant Energy and were reimbursed by the Company upon issuance of the Transition Bonds.

(3)  SUBSEQUENT EVENTS

     On October 17, 2001, the Company entered into an underwriting agreement with several underwriters, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the representative. Pursuant to the underwriting agreement, the Company agreed to sell to the underwriters, and the underwriters severally agreed to purchase, the principal amount of the Transition Bonds.
On October 24, 2001, the Company amended and restated its limited liability company agreement, entered into the agreements described above as well as an indenture, indenture supplement and other documents related to the issuance of the Transition Bonds, and issued $749 million aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to a financing order of the Texas PUC. Classes of the bonds mature on September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015, and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. Net proceeds to the Company from the issuance were $738 million. The Company paid Reliant Energy $738 million for all of Reliant Energy's interest in the financing order. Reliant Energy used the net proceeds for general corporate purposes, including the repayment of indebtedness.

     The Transition Bonds are secured primarily by the "transition property," which includes the irrevocable right to recover, through nonbypassable transition charges payable by certain retail electric customers, the qualified costs of Reliant Energy authorized by the financing order of the Texas PUC. The holders of the Company's bonds have no recourse to any assets or revenues of Reliant Energy, and the creditors of Reliant Energy have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Company. Reliant Energy has no payment obligations with respect to the Transition Bonds except to remit collections of transition charges as set forth in a servicing agreement between Reliant Energy and the Company and in an intercreditor agreement among Reliant Energy, the Company and other parties.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY TRANSITION BOND COMPANY LLC

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q and the Reliant Energy Transition Bond Company LLC Prospectus.

     We were organized on November 10, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property to be acquired from Reliant Energy. We had no financial operations until October 24, 2001, on which date we issued $749 million of aggregate principal amount of Series 2001-1 Transition Bonds and used the net proceeds of $738 million to pay expenses of issuance and to purchase the transition property from Reliant Energy.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There is nothing to report with respect to this item.

ITEM 5.  OTHER INFORMATION

     There is nothing to report with respect to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit No.           Description
     -----------           -----------

         4.1+ Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC, as amended and restated (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-9103, filed with the Commission on November 17,
                           1999).

         4.2+ Certificate of Formation of Reliant Energy Transition Bond Company LLC (incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-9103, filed with the Commission on November 17, 1999).

         4.3+ Form of Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         4.4+ Form of Amended and Restated Limited Liability Company Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23,
                           2001).

         4.5+ Form of Indenture (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23,
                           2001).

         4.6+ Form of Supplemental Indenture (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         4.7+ Form of the Transition Bonds (included in Exhibit 4.5) (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         10.1+ Form of Sale Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23,
                           2001).

         10.2+ Form of Servicing Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         10.3+ Form of Administration Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         10.4+ Form of Intercreditor Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 333-9103, filed with the Commission on October 23, 2001).

         99.1+ Financing Order (incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-3, File No. 333-9103, filed with the Commission on September 7, 2001).

         99.2+ Internal Revenue Service Private Letter Ruling relating to the transition bonds (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 333-9103, filed with the Commission on August 30,
                           2001).

         99.3+ State of Texas Comptroller of Public Accounts rulings relating to the transition bonds (incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 333-9103, filed with the Commission on August 30,
                           2001).

---------------
+ Previously filed.

(b)  Reports on Form 8-K filed during the reporting period:

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RELIANT ENERGY TRANSITION BOND COMPANY LLC
                                     (Registrant)




                                     By:    /s/ MARC KILBRIDE
                                        --------------------------
                                     Name:  Marc Kilbride
                                     Title: Manager


Date: November 15, 2001