Form 10-K405
period 2001-12-31
RELIANT ENERGY TRANSITION BOND CO LLC
filed 2002-03-26
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 333-91093

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
             (Exact name of registrant as specified in its charter)

                                  DELAWARE
                (State or other jurisdiction of incorporation                        76-0624152
                              or organization)                         (I.R.S. Employer Identification Number)

                         1111 LOUISIANA, SUITE 4667
                            HOUSTON, TEXAS 77002                                   (713) 207-8272
                (Address and zip code of principal executive       (Registrant's telephone number, including area
                                  offices)                                              code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant: None
================================================================================

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                TABLE OF CONTENTS


                                     PART I
Item 1.        Business.......................................................................................   1
Item 2.        Properties.....................................................................................   3
Item 3.        Legal Proceedings..............................................................................   3
Item 4.        Submission of Matters to a Vote of Security Holders............................................   3

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..........................   4
Item 6.        Selected Financial Data........................................................................   4
Item 7.        Management's Narrative Analysis of Results of Operations.......................................   5
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................................   6
Item 8.        Financial Statements and Supplementary Data....................................................   7
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  15

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.............................................  15
Item 11.       Executive Compensation.........................................................................  15
Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................  15
Item 13.       Certain Relationships and Related Transactions.................................................  15

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  15

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

o    state or federal legislative or regulatory developments,

o    national or regional economic conditions,

o the accuracy of the servicer's estimates of market demand and prices for energy,

o the accuracy of the servicer's estimates of industrial, commercial and residential growth in Reliant Energy's service territory,

o weather variations and other natural phenomena affecting retail electric customer energy usage,

o    the speed, degree and effect of continued electric industry restructuring,

o the operating performance of Reliant Energy's facilities and third-party suppliers of electric energy in Reliant Energy's service territory,

o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and

o    other factors we discuss in this Form 10-K.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

     The following sections of this Form 10-K contain forward-looking statements:

--    Business--Transition Property

--    Management's Narrative Analysis of Results of Operations

--    Quantitative and Qualitative Disclosures About Market Risk.

                                     PART I


ITEM 1.       BUSINESS

     GENERAL

     Reliant Energy Transition Bond Company LLC (the Company) is a special purpose Delaware limited liability company whose sole member is Reliant Energy, Incorporated (Reliant Energy). The Company was organized on November 10, 1999, and amended and restated its limited liability company agreement and certificate of formation on October 24, 2001. The Company's principal purposes are:

     a) purchasing the transition property, as described below, established by a financing order from the Public Utility Commission of Texas (Texas
         PUC),

     b) issuing, supporting and servicing one or more series of transition bonds secured by transition property, and

     c) engaging in only those other activities incidental thereto and necessary, suitable or convenient thereto.

     The Company's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Reliant Energy in the event that Reliant Energy becomes subject to such a proceeding.

     The Company has no employees and has entered into a servicing agreement with Reliant Energy (in this capacity, the Servicer). Pursuant to the servicing agreement, the Servicer is responsible for servicing, managing, and receiving transition charges from retail electric customers or retail electric providers (Transition Charges). In addition, the Company has entered into an administration agreement with Reliant Energy pursuant to which Reliant Energy performs administrative and operational duties for the Company.

     The only material business conducted by the Company has been the acquisition of the transition property and the issuance on October 24, 2001 of Series 2001-1 Transition Bonds (the Transition Bonds), with expected principal repayments ranging from eleven months to twelve years and final maturities of the four classes of Transition Bonds ranging from six years to fourteen years. The specific interest rate and maturity of each class of Transition Bonds is disclosed in Note 3 of the Notes to Financial Statements included in Item 8 of this Form 10-K. The Transition Bonds were issued pursuant to an indenture between the Company and Bankers Trust Company, as trustee.

     TRANSITION PROPERTY

     The transition property (Transition Property) that the Company purchased from Reliant Energy includes the irrevocable right to impose, collect and receive, through the Transition Charges payable by retail electric customers within Reliant Energy's certificated service area as it existed on May 1, 1999 (former service territory), an amount sufficient to recover the qualified costs of Reliant Energy authorized in the financing order, including the right to receive Transition Charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the Transition Bonds. All revenues and collections resulting from Transition Charges are part of the Transition Property. Reliant Energy's qualified costs authorized in the financing order approving the issuance of the Transition Bonds include:

     o certain of Reliant Energy's generation-related regulatory assets, as determined in the financing order, and

     o certain costs of issuing, supporting and servicing the series 2001-1 transition bonds.

     The Company purchased the Transition Property from Reliant Energy with the proceeds from the issuance of $748,897,000 principal amount of Transition Bonds. Prior to January 2002, the Servicer collected the Transition Charges primarily from retail electric customers within Reliant Energy's service territory on the Company's behalf. Beginning in January 2002, or in limited circumstances sooner, retail electric customers in Reliant Energy's service territory began to purchase electricity and related services from retail electric providers, rather than from electric utilities. Certain of these retail electric providers are affiliates of Reliant Energy. Each retail electric provider includes the Transition Charges in its bill to its retail electric customers but is not required to show the Transition Charges as a separate line item or footnote. Each retail electric provider, however, is required to provide annual written notice to its customers that Transition Charges have been included in their bills. The retail electric providers are obligated to remit payments of Transition Charges, less an allowance for charge-offs of delinquent customer accounts, to the Servicer, whether or not collected from retail electric customers. The Servicer has only limited rights to collect the Transition Charges directly from retail electric customers if a retail electric provider does not remit such payments to the Servicer, but has certain rights against the retail electric provider. Because the amount of Transition Charge collections will largely depend on the amount of electricity consumed by customers within Reliant Energy's service territory, the amount of collections may vary substantially from year to year.

     Credit enhancement for the Transition Bonds, which includes mandatory periodic review and adjustment to the Transition Charges to be billed and collected from the retail electric customers within Reliant Energy's former service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the Transition Bonds as scheduled. The Servicer is required to make a filing with the Texas PUC for an adjustment at least annually to correct any significant undercollection or overcollection of Transition Charges. In addition, if after application of collections in accordance with the indenture, the actual principal balance of Transition Bonds outstanding at the next payment date will be more than 5% higher or lower than the expected principal balance on the expected amortization schedule, interim true-up adjustments may be made, but not more frequently than every six months. The amount of the adjustment will be determined by using a formula established by the financing order approving the issuance of the Transition Bonds. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the Transition Charges generate amounts sufficient to:

     o   make timely interest and principal payments on the Transition Bonds,

     o pay fees and expenses of the trustee, the independent managers of the Company, the administrator and the Servicer and other fees, expenses, costs and charges,

     o reconcile the retail electric provider payments, net of expected charge-offs for delinquent customer accounts, and

     o fund the various subaccounts required by the Transition Bond Indenture at their required levels.

     Reliant Energy has adopted a business separation plan in response to the Texas Electric Choice Plan enacted by the Texas legislature in June 1999. Under the business separation plan, Reliant Energy intends to restructure its businesses into two distinct publicly traded companies in order to separate its regulated and unregulated operations (Restructuring). In accordance with the plan, Reliant Energy has transferred substantially all of its unregulated businesses to its subsidiary, Reliant Resources, Inc. (Reliant Resources). Reliant Resources completed the initial public offering of nearly 20% of its common stock in May 2001. As part of the business separation plan, Reliant Energy intends to restructure its corporate organization into a holding company structure and distribute its remaining equity interest in the common stock of Reliant Resources to Reliant Energy's shareholders (Distribution). Reliant Energy also intends to convey the regulated electric generating assets of its electric utility division, Reliant Energy HL&P, to an affiliate, referred to as Texas Genco. Reliant Energy has granted Reliant Resources an option to purchase all of the shares of capital stock of Texas Genco owned by Reliant Energy or its successor holding company that will be exercisable in January 2004.

     In December 2001, Reliant Energy's shareholders voted to approve the merger required for the holding company reorganization. As a result of the Restructuring and the Distribution, Reliant Energy's wholly owned subsidiary, CenterPoint Energy, Inc. (CenterPoint Energy), will become its successor holding company and will own essentially all of Reliant Energy's regulated businesses, and Reliant Resources will become a separate unaffiliated company. Upon completion of the Restructuring, CenterPoint Energy will replace Reliant Energy as the sole member of the Company. The Restructuring will have no effect on the servicing and managing agreements between the Company and the Servicer.

ITEM 2.       PROPERTIES

The Company has no material physical properties. Its primary asset is the Transition Property described above in Item 1. Business - Transition Property.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to Instruction I of Form 10-K.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sale of Unregistered Securities. There is no established public trading market for the Company's equity securities. All of the Company's equity is owned by Reliant Energy. Reliant Energy formed the Company in November 1999. The acquisition of shares by Reliant Energy in the formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. The Company has made no other sales of unregistered securities.

     Restricted Payments. The Transition Bond Indenture prohibits the Company from making any distributions from the capital subaccount of the trust established for the Transition Bonds to any owner of its beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial principal amount of Transition Bonds issued and outstanding. The Company will not, except as contemplated by its organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. The Company will not directly or indirectly make payments to or distributions from the collection account except in accordance with the Transition Bond Indenture. As of December 31, 2001, the Company had not made any distributions to its sole member.

     Use of Proceeds. The Company's Registration Statement on Form S-3, as amended (Registration No. 333-91093), registering $750,700,000 aggregate principal amount of Transition Bonds was declared effective on September 7, 2001. Series 2001-1 Transition Bonds in the aggregate principal amount of $748,897,000 were sold in a public offering on October 24, 2001. Merrill Lynch & Co., Bear, Stearns & Co. Inc., and Goldman, Sachs & Co. were the lead underwriters of the offering.

     The amount of each class of Transition Bonds sold and the respective sale prices are shown below:

                                                Interest
                                                  Rate           Principal Amount      Price to Public
                                                  ----           ----------------      ---------------
Series 2001-1 Transition Bonds Class A-1         3.84%             $115,000,000          $114,994,779
Series 2001-1 Transition Bonds Class A-2         4.76%              118,000,000           117,984,094
Series 2001-1 Transition Bonds Class A-3         5.16%              130,000,000           129,937,678
Series 2001-1 Transition Bonds Class A-4         5.63%              385,897,000           385,654,579
                                                                    -----------           -----------
                                                                   $748,897,000          $748,571,130
                                                                   ============          ============

     The amount of expenses incurred in connection with the issuance and distribution of the Transition Bonds totaled $3,611,449 in underwriting discounts and commissions and $7,088,551 for other expenses (including the original issue discount on the Transition Bonds) for a total of $10,700,000. After deducting the foregoing expenses, net proceeds to the Company of $738,197,000 were used to purchase the Transition Property from Reliant Energy. No expenses were paid either directly or indirectly to managers or affiliates of the Company during this period except for the reimbursement of costs of issuing the Transition Bonds. The Company paid Reliant Energy $738,197,000 for all of Reliant Energy's interest in the Transition Property.

     Bondholders: As of December 31, 2001, the sole record holder of the Transition Bonds was Cede & Co., as nominee of The Depository Trust Company. The Transition Bonds are not listed on any national securities exchange.

ITEM 6.       SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I of Form 10-K.

ITEM 7.       MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following is an analysis of the Company's consolidated results of operations in an abbreviated format pursuant to Instruction I of Form 10-K. This analysis should be read in combination with our financial statements included in
Item 8 of this Form 10-K.

     As discussed above under Item 1 (Business), the Company is a Delaware limited liability company established in November 1999 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on October 24, 2001 the Company issued Transition Bonds and used the net proceeds to purchase the Transition Property from Reliant Energy. As the Company is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

     In 2001, revenue from Transition Charges was $6,080,691 and investment income was $19,422. Interest expense of $7,159,100 relates to interest on the Transition Bonds and amortization expense of $322,028 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes undercollection of Transition Charges of $1,500,334 for 2001. The Company recorded administrative expenses of $25,707 and servicing fees of $93,612 in 2001.

     The Company expects to use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and (3) the fees charged by Reliant Energy for servicing the Transition Property and providing administrative services to the Company. Collections of Transition Charges are currently meeting expectations.

     Transition Bondholders may suffer payment delays or losses if the Company's assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments are dependent upon the Transition Property and the right to collect the Transition Charges over a period limited by Texas law to 15 years.

     In addition, collections are dependent on the amount of electricity consumed by customers within Reliant Energy's service territory.

    The Transition Charges are expected to be reviewed and adjusted at least annually by the Texas PUC to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

    ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has long-term debt, which subjects it to the risk of loss associated with movements in market interest rates.

    At December 31, 2001, the Company had outstanding fixed-rate debt aggregating $748,897,000 in principal amount and having a fair value of $724,338,021. This fixed-rate debt does not expose the Company to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $27,000,000 if interest rates were to decline by 10% from their levels at December 31, 2001. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of this debt in the open market prior to its maturity.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                               STATEMENT OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY


                                                                                                        YEAR
                                                                                                        ENDED
                                                                                                     DECEMBER 31,
                                                                                                         2001
                                                                                                 -------------------
OPERATING REVENUES:
  Transition charge revenue....................................................................    $    6,080,691
  Investment income............................................................................            19,422
                                                                                                 -------------------
    Total operating revenues...................................................................         6,100,113
                                                                                                 -------------------

OPERATING EXPENSES:
  Interest expense.............................................................................         7,159,100
  Amortization of transition property..........................................................        (1,500,334)
  Amortization of transition bond discount and issuance costs..................................           322,028
  Administrative and general expenses..........................................................           119,319
                                                                                                 -------------------
    Total operating expenses...................................................................         6,100,113
                                                                                                 -------------------

Net income.....................................................................................                --

Member's equity at January 1, 2001.............................................................             1,000

Contributed capital............................................................................         3,744,485
                                                                                                 -------------------
Member's equity at the end of the period.......................................................    $    3,745,485
                                                                                                 ===================

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                 BALANCE SHEETS


                                                                                                            DECEMBER 31,
                                                                                                       2000            2001
                                                                                                 --------------- ---------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................................  $        1,000  $    2,435,271
  Transition Charge receivable.................................................................              --       3,726,408
                                                                                                 --------------- ---------------
        Current assets.........................................................................           1,000       6,161,679

  Intangible transition property...............................................................              --     739,697,334
  Unamortized debt issuance costs..............................................................              --      10,062,635
  Restricted funds.............................................................................              --       3,761,276
                                                                                                 --------------- ---------------
        Total Assets...........................................................................  $        1,000  $  759,682,924
                                                                                                 =============== ===============

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt............................................................  $           --  $   13,105,698
  Accrued interest.............................................................................              --       7,159,100
  Customer deposits............................................................................              --          78,064
  Fees payable to servicer.....................................................................              --         118,612
                                                                                                 --------------- ---------------
        Current liabilities....................................................................              --      20,461,474

  Long-term debt:
    Transition bonds, net of $315,337 unamortized discount.....................................              --     735,475,965
                                                                                                 --------------- ---------------
        Total Liabilities......................................................................              --     755,937,439
                                                                                                 --------------- ---------------

MEMBER'S EQUITY:
  Contributed capital..........................................................................           1,000       3,745,485
  Retained earnings............................................................................              --              --
                                                                                                 --------------- ---------------
        Total member's equity..................................................................           1,000       3,745,485
                                                                                                 --------------- ---------------

         Total Liabilities and Member's Equity.................................................  $        1,000  $  759,682,924
                                                                                                 =============== ===============

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                            STATEMENTS OF CASH FLOWS


                                                                              NOVEMBER 10,       YEAR              YEAR
                                                                            1999 (INCEPTION)     ENDED             ENDED
                                                                             TO DECEMBER 31,  DECEMBER 31,      DECEMBER 31,
                                                                                  1999           2000              2001
                                                                            ---------------- ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................  $           --   $           --    $         --
  Adjustment for non cash items:
    Amortization of Transition Bond discount and issuance costs...........              --               --          322,028
      Amortization of Transition Property.................................              --               --       (1,500,334)
  Changes in other assets and liabilities:
    Transition charge receivable..........................................              --               --       (3,726,408)
    Accrued interest......................................................              --               --        7,159,100
    Customer deposits.....................................................              --               --           78,064
    Fees payable to servicer..............................................              --               --          118,612
                                                                            ---------------- ----------------  ---------------
        Net cash provided by operating activities.........................              --               --        2,451,062
                                                                            ---------------- ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Transition Property.........................................              --               --     (738,197,000)
  Increase in restricted funds............................................              --               --       (3,761,276)
                                                                            ---------------- ----------------  ---------------
        Net cash used by investing activities.............................              --               --     (741,958,276)
                                                                            ---------------- ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of Transition Bonds, net of issuance costs
     and original issue discount of $10,700,000...........................              --               --      738,197,000
  Equity contribution from member.........................................           1,000               --        3,744,485
                                                                            ---------------- ----------------  ---------------
        Net cash provided by financing activities.........................           1,000               --      741,941,485
                                                                            ---------------- ----------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................           1,000               --        2,434,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................              --            1,000            1,000
                                                                            ---------------- ----------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................................  $        1,000   $        1,000    $   2,435,271
                                                                            ================ ================  ===============

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Reliant Energy Transition Bond Company LLC (the Company) is a special purpose Delaware limited liability company whose sole member is Reliant Energy, Incorporated (Reliant Energy). Reliant Energy is a diversified international energy services company.

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (Legislation). The Legislation authorizes competition in the retail and generation markets for electricity beginning in January 2002, and provides for recovery of stranded costs (i.e., the excess of net book value of generation assets (as defined by the Legislation) over the market value of those assets) and generation-related regulatory assets (as defined by the Legislation) through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999 (Transition Charges). The Legislation authorizes the Public Utility Commission of Texas (Texas PUC) to issue "financing orders" approving the issuance of transition bonds to recover generation related regulatory assets and stranded costs. The Legislation and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect Transition Charges pursuant to the Legislation, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the Transition Charges. The electric utility's right to receive the Transition Charges and its other rights and interests under the financing order constitute "Transition Property". The Texas PUC issued a financing order to Reliant Energy on May 31, 2000 (Financing Order) that authorized Reliant Energy to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $740,000,000, plus up-front qualified costs not to exceed $10,700,000 in the aggregate.

     The Company was organized on November 10, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding the Transition Property to be acquired from Reliant Energy. The Company had no operations until October 24, 2001.

     On October 24, 2001, the Company issued $748,897,000 of Transition Bonds and used the net proceeds to purchase the Transition Property from Reliant Energy and pay expenses of issuance. For additional information relating to the Transition Bonds, see Note 3.

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REGULATION AND REGULATORY ASSETS AND LIABILITIES. The Company's business meets the criteria of Statement of Financial Accounting Standards ("SFAS") No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the cost based rate making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company's purpose is to purchase the Transition Property, issue one or more series of Transition

Bonds secured by the Transition Property and to perform any activity incidental thereto. The Transition Charges are designed to provide the necessary revenues to make such payments. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the Transition Charges are set at levels that will recover an entity's costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and applies the provisions of SFAS No. 71 to its business.

     CASH AND CASH EQUIVALENTS/RESTRICTED CASH. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. Restricted cash includes $3,761,276 in the Capital Subaccount held by the Trustee. This amount was contributed by Reliant Energy to the Company. The Trustee has established the following subaccounts for the Transition Bonds:

         The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date.

         The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a zero balance at December 31, 2001.

         The Indenture also provides for an Overcollateralization Subaccount. The target funding level of this subaccount is 0.5% of the initial principal amount of the Transition Bonds, and funding occurs ratably over the life of the Transition Bonds. Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a zero balance at December 31, 2001.

         An amount equal to 0.5% of the initial principal amount of the Transition Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance of the Transition Bonds. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Any remaining amounts collateralizing the Transition Bonds will be released to the Company upon final payment of the Transition Bonds.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

     REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, Reliant Energy, as Servicer, implemented the nonbypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by Reliant Energy to consumers.

    AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. At December 31, 2001, Transition Property included $1,500,334 for undercollection of Transition Charges. The Transition Charges are expected to be reviewed and adjusted at least annually by the Texas PUC to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

     INCOME TAXES. The Company is organized as a single member limited liability company, and will not be subject to United States federal income tax as an entity separate from Reliant Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that (i) the Company's receipt of the Transition Property, (ii) the Company's receipt of the Transition Charges, and (iii) the Company's short-term earnings from investment of the Transition Charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income taxes.

(3)  LONG-TERM DEBT

     On October 17, 2001, the Company entered into an underwriting agreement with several underwriters, for whom Merrill Lynch & Co. acted as the representative. Pursuant to the underwriting agreement, the Company agreed to sell to the underwriters, and the underwriters severally agreed to purchase $748,897,000 aggregate principal amount of the Transition Bonds. On October 24, 2001, the Company amended and restated its limited liability company agreement, entered into the agreements described in Note 4 as well as the indenture and other documents related to the issuance of the Transition Bonds, and issued $748,897,000 aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to the Financing Order. Net proceeds to the Company from the issuance after payment of all allowed costs of issuance payable from bond proceeds were $738,197,000. The Company paid Reliant Energy $738,197,000 for all of Reliant Energy's interest in the Transition Property.

     The Transition Bonds are secured primarily by the Transition Property, which includes the irrevocable right to recover, through nonbypassable Transition Charges payable by certain retail electric customers, the qualified costs of Reliant Energy authorized by the Financing Order. The holders of the Transition Bonds have no recourse to any assets or revenues of Reliant Energy, and the creditors of Reliant Energy have no recourse to any assets or revenues (including, without limitation, the Transition Charges) of the Company. Reliant Energy has no payment obligations with respect to the Transition Bonds except to remit collections of Transition Charges as set forth in a servicing agreement between Reliant Energy and the Company in an intercreditor agreement among Reliant Energy, the Company and other parties.

     Interest payments on the Transition Bonds are due semi-annually beginning March 15, 2002 and will be paid from funds deposited daily with the Trustee for the Transition Bonds by Reliant Energy as Servicer of the Transition Property. Principal payments on the Transition Bonds are due semi-annually beginning on September 15, 2002. Scheduled final payment dates, final maturity dates and interest rates for the Transition Bonds at December 31, 2001, are as follows:

              Scheduled                                            Interest
Class    Final Payment Date         Final Maturity Date               Rate                  Amount
-----    ------------------         -------------------           ---------                 ------
A-1      September 15, 2005         September 15, 2007               3.84%            $   115,000,000
A-2      September 15, 2007         September 15, 2009               4.76%                118,000,000
A-3      September 15, 2009         September 15, 2011               5.16%                130,000,000
A-4      September 15, 2013         September 15, 2015               5.63%                385,897,000
                                                                                          -----------
                                                                                          748,897,000
Less:    Current Maturities (scheduled payments)                                          (13,105,698)
Less:    Unamortized Discount                                                                (315,337)
                                                                                      ---------------
Total Long-Term Debt-Net                                                              $   735,475,965
                                                                                      ===============

     Scheduled principal payments through 2006 for the Transition Bonds outstanding at December 31, 2001 are as follows: 2002 - $13.1 million, 2003 - $18.7 million, 2004 - $41.2 million, 2005 - $46.8 million and 2006 - $54.3 million.

     The estimated fair value of the Transition Bonds at December 31, 2001 was $724,338,021.

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail consumers of electricity in Reliant Energy's service territory. The Servicer deposits

Transition Charge collections into a General Subaccount maintained by the Trustee under the Indenture. The Transition Charges collected from October 25, 2001 through December 31, 2001 were $2,353,576.

(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and Reliant Energy dated October 24, 2001, Reliant Energy sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and Reliant Energy concurrently with the issuance of the Transition Bonds, Reliant Energy will serve as initial servicer of the Transition Property. As the Servicer, Reliant Energy will manage and administer the Transition Property of the Company and collect the Transition Charges on behalf of the Company. The Company will pay a fixed annual servicing fee to Reliant Energy for these services. Pursuant to an administration agreement entered into between the Company and Reliant Energy, Reliant Energy will also provide administrative services to the Company. The Company will pay Reliant Energy a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative expenses of $25,707 and servicing fees of $93,612 in 2001.

     The Company also entered into an intercreditor agreement with Reliant Energy and other parties related to the servicing of the Transition Bonds. In addition, Reliant Energy has agreed to indemnify the Trustee under the Transition Bond Indenture on the Company's behalf to the extent such indemnification is not recoverable from the Company as a fixed expense.

     Certain debt issuance costs paid by Reliant Energy were reimbursed by the Company upon issuance of the Transition Bonds.

     In order to obtain the desired ratings on the Transition Bonds, Reliant Energy deposited $3,000,000 in a specified reserve account for the benefit of Bankers Trust Company as Trustee as cash collateral for an indemnification obligation of Reliant Energy arising in connection with the issuance of the Transition Bonds. All funds remaining in the specified reserve account less any amounts then due and owing to Bankers Trust Company will be released to Reliant Energy, upon final payment of the Transition Bonds.

(5)  SUBSEQUENT EVENT

     Effective March 8, 2002, the Company deregistered all securities that remained unissued under its Registration Statement No. 333-91093, which registered $750,700,000 aggregate principal amount of Transition Bonds.

                          INDEPENDENT AUDITORS' REPORT

To the Member of
Reliant Energy Transition Bond Company LLC
Houston, Texas

     We have audited the accompanying balance sheets of Reliant Energy Transition Bond Company LLC (the Company), a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy) as of December 31, 2000 and 2001, and the related statement of income and changes in member's equity for the year ended December 31, 2001, and statements of cash flows for the period from November 10, 1999 (date of inception) to December 31, 1999 and the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and its results of operations for the year ended December 31, 2001, and its cash flows for the period from November 10, 1999 (date of inception) to December 31, 1999 and the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Houston, Texas
March 1, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to Instruction I of Form 10-K.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      The following documents are filed as part of this report:

              1. Financial Statements.
                      Statement of Income and Changes in Member's Equity Balance Sheets
                      Statements of Cash Flows
                      Notes to Financial Statements
                      Report of Independent Public Accountants

              2. Financial Statement Schedules.
                      None.

              3. Exhibits.
                      See the Index to Exhibits which appears following the signature page to this report.

     (b)      Reports on Form 8-K.
                      On October 23, 2001, a report on Form 8-K was filed stating that the Company and Reliant Energy had entered into an Underwriting Agreement on October 17, 2001, covering the issuance and sale of $748,897,000 aggregate principal amount of the Company's Transition Bonds, Series 2001-1.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                By:   /s/ Marc Kilbride
                                   --------------------
                                          Marc Kilbride
                                          Manager

                                Date: March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2002.

                       SIGNATURE                                                                       TITLE
                       ---------                                                                       -----
By:          /s/        Marc Kilbride                                                   Manager (Principal Executive Officer)
   -----------------------------------------------------------
                       (Marc Kilbride)

By:          /s/        Gary L. Whitlock                                                Manager
   ---------------------------------------------------------
                       (Gary L. Whitlock)

By:          /s/        James S. Brian                                                  Manager
   ------------------------------------------------------------
                       (James S. Brian)

By:          /s/        Bernard J. Angelo                                                Manager
   ----------------------------------------------------------
                       (Bernard J. Angelo)

By:          /s/        Andrew L. Stidd                                                 Manager
   -----------------------------------------------------------
                       (Andrew L. Stidd)

                                INDEX TO EXHIBITS


     Exhibit No.           Description
     -----------           -----------
         4.1+              Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC, as
                           amended and restated (incorporated by reference from the Company's Registration
                           Statement on Form S-3, Registration No. 333-91093, filed with the Commission on
                           November 17, 1999).

         4.2+              Certificate of Formation of Reliant Energy Transition Bond Company LLC (incorporated by reference from the Company's Registration Statement on Form S-3, Registration No.
                           333-91093, filed with the Commission on November 17, 1999).

         4.3+              Form of Amended and Restated Certificate of Formation of Reliant Energy Transition
                           Bond Company LLC (incorporated by reference from the Company's Current Report on Form
                           8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         4.4+              Form of Amended and Restated Limited Liability Company Agreement (incorporated by reference from the Company's Current Report on Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         4.5+              Form of Indenture (incorporated by reference from the Company's Current Report on Form
                           8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         4.6+              Form of Supplemental Indenture (incorporated by reference from the Company's Current
                           Report on Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         4.7+              Form of the Transition Bonds (included in Exhibit 4.5) (incorporated by reference from the Company's Current Report on Form 8-K, File No. 333-91093, filed with the
                           Commission on October 23, 2001).

         10.1+             Form of Sale Agreement (incorporated by reference from the Company's Current Report on
                           Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         10.2+             Form of Servicing Agreement (incorporated by reference from the Company's Current
                           Report on Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         10.3+             Form of Administration Agreement (incorporated by reference from the Company's Current
                           Report on Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         10.4+             Form of Intercreditor Agreement (incorporated by reference from the Company's Current
                           Report on Form 8-K, File No. 333-91093, filed with the Commission on October 23, 2001).

         99.1+             Financing Order (incorporated by reference from Amendment No. 3 to the Company's
                           Registration Statement on Form S-3, Registration No. 333-91093, filed with the
                           Commission on September 7, 2001).

         99.2+             Internal Revenue Service Private Letter Ruling relating to the transition bonds
                           (incorporated by reference from Amendment No. 2 to the Company's Registration

                           Statement on Form S-3, Registration No. 333-91093, filed with the Commission on
                           August 30, 2001).

         99.3+             State of Texas Comptroller of Public Accounts rulings relating to the transition bonds
                           (incorporated by reference from Amendment No. 2 to the Company's Registration
                           Statement on Form S-3, Registration No. 333-91093, filed with the Commission on
                           August 30, 2001).

         ---------------

         +        Incorporated by reference from filing noted above.