Form 10-Q
period 2002-03-31
RELIANT ENERGY TRANSITION BOND CO LLC
filed 2002-05-15
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 333-91093

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       76-0624152
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

    1111 LOUISIANA, SUITE 4667
       HOUSTON, TEXAS 77002                              (713) 207-8272
(Address and zip code of principal               (Registrant's telephone number,
       executive offices)                              including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


================================================================================

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statement of Income and Changes in Member's Equity
                        Three Months Ended March 31, 2002 (unaudited)..........................................1
                      Balance Sheets
                        December 31, 2001 and March 31, 2002 (unaudited).......................................2
                      Statements of Cash Flows
                        Three Months Ended March 31, 2001 and 2002 (unaudited).................................3
                      Notes to Unaudited Financial Statements..................................................4
                  Item 2. Management's Narrative Analysis of Results of Operations of Reliant Energy
                      Transition Bond Company LLC..............................................................7

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings....................................................................8
                  Item 5. Other Information....................................................................8
                  Item 6. Exhibits and Reports on Form 8-K.....................................................8

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

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

o    state or federal legislative or regulatory developments;

o    national or regional economic conditions;

o the accuracy of the servicer's estimates of market demand and prices for energy;

o the accuracy of the servicer's estimates of industrial, commercial and residential growth in Reliant Energy's service territory;

o weather variations and other natural phenomena affecting retail electric customer energy usage;

o    the speed, degree and effect of continued electric industry restructuring;

o the operating performance of Reliant Energy's facilities and third-party suppliers of electric energy in Reliant Energy's service territory;

o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves; and

o    other factors we discuss in this Form 10-Q.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                               STATEMENT OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)


                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                        2002
                                                                    ------------
OPERATING REVENUES:
  Transition charge revenue .....................................   $ 16,198,556
  Investment income .............................................         30,693
                                                                    ------------
    Total operating revenues ....................................     16,229,249
                                                                    ------------

OPERATING EXPENSES:
  Interest expense ..............................................      9,616,700
  Amortization of transition property ...........................      6,028,146
  Amortization of transition bond discount and issuance costs ...        431,580
  Administrative and general expenses ...........................        152,823
                                                                    ------------
    Total operating expenses ....................................     16,229,249
                                                                    ------------

Net income ......................................................             --

Member's equity at January 1, 2002 ..............................      3,745,485
                                                                    ------------

Member's equity at the end of the period ........................   $  3,745,485
                                                                    ============

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                               DECEMBER 31,    MARCH 31,
                                                                                                   2001           2002
                                                                                               ------------   ------------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................................   $  2,435,271   $  3,318,914
  Transition Charge receivable .............................................................      3,726,408      7,015,899
                                                                                               ------------   ------------
        Current assets .....................................................................      6,161,679     10,334,813

OTHER ASSETS:
  Intangible transition property ...........................................................    739,697,334    733,669,188
  Unamortized debt issuance costs ..........................................................     10,062,635      9,643,450
  Restricted funds .........................................................................      3,761,276        794,560
                                                                                               ------------   ------------
        TOTAL ASSETS .......................................................................   $759,682,924   $754,442,011
                                                                                               ============   ============
                                LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ........................................................   $ 13,105,698   $ 19,471,322
  Accrued interest .........................................................................      7,159,100      1,709,636
  Customer deposits ........................................................................         78,064        341,333
  Fees payable to servicer .................................................................        118,612         51,499
                                                                                               ------------   ------------
        Current liabilities ................................................................     20,461,474     21,573,790
  LONG-TERM DEBT:
    Transition bonds, net of unamortized discount of $315,337 and $302,942, respectively ...    735,475,965    729,122,736
                                                                                               ------------   ------------
        Total Liabilities ..................................................................    755,937,439    750,696,526
                                                                                               ------------   ------------
MEMBER'S EQUITY:
  Contributed capital ......................................................................      3,745,485      3,745,485
                                                                                               ------------   ------------
        Total member's equity ..............................................................      3,745,485      3,745,485
                                                                                               ------------   ------------
         TOTAL LIABILITIES AND MEMBER'S EQUITY .............................................   $759,682,924   $754,442,011
                                                                                               ============   ============

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                             2001           2002
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $         --   $         --
  Adjustment for non cash items:
    Amortization of Transition Bond discount and issuance costs ......             --        431,580
      Amortization of Transition Property ............................             --      6,028,146
  Changes in other assets and liabilities:
    Transition charge receivable .....................................             --     (3,289,491)
    Accrued interest .................................................             --     (5,449,464)
    Customer deposits ................................................             --        263,269
    Fees payable to servicer .........................................             --        (67,113)
                                                                         ------------   ------------
        Net cash used in operating activities ........................             --     (2,083,073)
                                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted funds .......................................             --      2,966,716
                                                                         ------------   ------------
        Net cash provided by investing activities ....................             --      2,966,716
                                                                         ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................             --        883,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................          1,000      2,435,271
                                                                         ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $      1,000   $  3,318,914
                                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest .....................................................   $         --   $ 15,066,164

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q for Reliant Energy Transition Bond Company LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company is a special purpose Delaware limited liability company whose sole member is Reliant Energy, Incorporated (Reliant Energy).

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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position for the respective periods.

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

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established the following subaccounts for the Transition Bonds:

          The General Subaccount is comprised of collections of Transition Charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date.

          The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. As of March 31, 2002, the Reserve Subaccount had a zero balance.

          The Indenture also provides for an Overcollateralization Subaccount. The target funding level of this subaccount is 0.5% of the initial principal amount of the Transition Bonds, and funding occurs ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. As of March 31, 2002, the Overcollateralization Subaccount had a zero balance.

          An amount equal to 0.5% of the initial principal amount of the Transition Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance of the Transition Bonds. This amount was contributed by Reliant Energy to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Any remaining amounts collateralizing the Transition Bonds will be released to the Company upon final payment of the Transition Bonds. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds. As of March 31, 2002, the Capital Subaccount had a balance of $794,560.

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

     AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over 12 years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. At March 31, 2002, Transition Property included $9,350,958 for undercollection of Transition Charges. The Transition Charges are expected to be reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct any over/under collections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

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

(3)  LONG-TERM DEBT

     Interest payments on the Transition Bonds are due semi-annually, began March 15, 2002 and are paid from funds deposited daily with the Trustee for the Transition Bonds by Reliant Energy as Servicer of the Transition Property.

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail consumers of electricity in Reliant Energy's service territory. The Servicer deposits Transition Charge collections into a General Subaccount maintained by the Trustee under the Indenture. The Transition Charges collected from January 1, 2002 through March 31, 2002 were $12,878,454.

(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and Reliant Energy dated October 24, 2001, Reliant Energy sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and Reliant Energy concurrently with the issuance of the Transition Bonds, Reliant Energy will serve as initial servicer of the Transition Property. As the Servicer, Reliant Energy will manage and administer the Transition Property of the Company and collect the Transition Charges on behalf of the Company. The Company will pay a fixed annual servicing fee to Reliant Energy for these services. Pursuant to an administration agreement entered into between the Company and Reliant Energy, Reliant Energy will also provide administrative services to the Company. The Company will pay Reliant Energy a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative expenses of $25,000 and servicing fees of $93,612 for the three months ended March 31, 2002 related to these agreements.

     Effective March 8, 2002, the Company de-registered all securities that remained unissued under its Registration Statement No. 333-91093, which registered $750,000,000 aggregate principal amount of Transition Bonds.

MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF RELIANT ENERGY TRANSITION BOND COMPANY LLC

     The following is an analysis of the Company's consolidated results of operations in an abbreviated format pursuant to Instruction H(1)(a) and (b) of Form 10-Q. This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q. The Company meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, the Company has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).

     The Company is a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 the Company issued Transition Bonds and used the net proceeds to purchase the Transition Property from Reliant Energy, Incorporated. As the Company is restricted by its organizational documents from engaging in activities not directly related to the specific purposes for which the Company was created, income statement effects were limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2002, revenue from Transition Charges was $16,198,556 and investment income was $30,693. Interest expense of $9,616,700 relates to interest on the Transition Bonds and amortization expense of $431,580 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes undercollection of Transition Charges of $9,350,958 for the three months ended March 31, 2002. The Company recorded administrative expenses of $59,211, including bad debt expense of $30,611, and servicing fees of $93,612 for the three months ended March 31, 2002.

     The Company expects to use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and (3) the fees charged by Reliant Energy for servicing the Transition Property and providing administrative services to the Company. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds. Collections of Transition Charges are currently meeting expectations.

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

    The Transition Charges are expected to be reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

                           PART II. OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS

                  There is nothing to report with respect to this item.

ITEM 5.      OTHER INFORMATION

                  There is nothing to report with respect to this item.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

                  None.

     (b)     Reports on Form 8-K.

                  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RELIANT ENERGY TRANSITION BOND COMPANY LLC
                                                    (Registrant)

                                      By: /s/ Marc Kilbride
                                         ------------------
                                            Marc Kilbride
                                               Manager

Date: May 15, 2002