Form 10-Q
period 2002-06-30
RELIANT ENERGY TRANSITION BOND CO LLC
filed 2002-08-14
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 333-91093

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
             (Exact name of registrant as specified in its charter)

                       DELAWARE                            76-0624152
            (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)          Identification Number)

             1111 LOUISIANA, SUITE 4667
                HOUSTON, TEXAS 77002                    (713) 207-8272
              (Address and zip code of           (Registrant's telephone number,
             principal executive offices)             including area code)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 9, 2002, all outstanding membership interests in Reliant Energy Transition Bond Company LLC were held by Reliant Energy, Incorporated.

================================================================================

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1
                      Statements of Income and Changes in Member's Equity
                        Three and Six Months Ended June 30, 2002 (unaudited)...................................1
                      Balance Sheets
                        December 31, 2001 and June 30, 2002 (unaudited)........................................2
                      Statements of Cash Flows
                        Six Months Ended June 30, 2001 and 2002 (unaudited)....................................3
                      Notes to Unaudited Financial Statements..................................................4
                  Item 2. Management's Narrative Analysis of Results of Operations of Reliant Energy
                      Transition Bond Company LLC..............................................................7

PART II.          OTHER INFORMATION

                  Item 1. Legal Proceedings....................................................................9
                  Item 5. Other Information....................................................................9
                  Item 6. Exhibits and Reports on Form 8-K.....................................................9

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

                          PART I. FINANCIAL INFORMATION

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)



                                                                           THREE MONTHS       SIX MONTHS
                                                                              ENDED             ENDED
                                                                             JUNE 30,          JUNE 30,
                                                                              2002              2002
                                                                           -------------     -------------
OPERATING REVENUES:
  Transition charge revenue ..........................................     $  17,105,719     $  33,304,274
  Investment income ..................................................            37,140            67,833
                                                                           -------------     -------------
    Total operating revenues .........................................        17,142,859        33,372,107
                                                                           -------------     -------------

OPERATING EXPENSES:
  Interest expense ...................................................         9,630,071        19,246,771
  Amortization of transition property ................................         6,926,388        12,954,534
  Amortization of transition bond discount and issuance costs ........           431,570           863,140
  Administrative and general expenses ................................           154,830           307,662
                                                                           -------------     -------------
    Total operating expenses .........................................        17,142,859        33,372,107
                                                                           -------------     -------------

NET INCOME ...........................................................                --                --
MEMBER'S EQUITY AT JANUARY 1, 2002 ...................................         3,745,485         3,745,485
                                                                           -------------     -------------
MEMBER'S EQUITY AT THE END OF THE PERIOD .............................     $   3,745,485     $   3,745,485
                                                                           =============     =============


                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               DECEMBER 31,        JUNE 30,
                                                                                                   2001              2002
                                                                                               -------------     -------------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................................................    $   2,435,271     $  18,552,901
  Transition charge receivable ............................................................        3,726,408         9,429,900
                                                                                               -------------     -------------
        Current assets ....................................................................        6,161,679        27,982,801

OTHER ASSETS:
  Intangible transition property ..........................................................      739,697,334       726,742,042
  Unamortized debt issuance costs .........................................................       10,062,635         9,225,782
  Restricted funds ........................................................................        3,761,276           799,886
                                                                                               -------------     -------------

        TOTAL ASSETS ......................................................................    $ 759,682,924     $ 764,750,511
                                                                                               =============     =============

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt .......................................................    $  13,105,698     $  19,471,323
  Accrued interest ........................................................................        7,159,100        11,337,069
  Customer deposits .......................................................................           78,064           918,320
  Fees payable to servicer ................................................................          118,612           142,435
                                                                                               -------------     -------------
        Current liabilities ...............................................................       20,461,474        31,869,147

LONG-TERM DEBT:
    Transition bonds, net of unamortized discount of $315,337 and $289,798, respectively ..      735,475,965       729,135,879
                                                                                               -------------     -------------
        Total Liabilities .................................................................      755,937,439       761,005,026
                                                                                               -------------     -------------

MEMBER'S EQUITY:
  Contributed capital .....................................................................        3,745,485         3,745,485
                                                                                               -------------     -------------
        Total member's equity .............................................................        3,745,485         3,745,485
                                                                                               -------------     -------------

         TOTAL LIABILITIES AND MEMBER'S EQUITY ............................................    $ 759,682,924     $ 764,750,511
                                                                                               =============     =============

                 See Notes to the Company's Financial Statements

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       -----------------------------
                                                                          2001              2002
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................     $         --     $         --
  Adjustments for non-cash items:
    Amortization of Transition Bond discount and issuance costs ..               --          863,140
    Amortization of Transition Property ..........................               --       12,954,534
  Changes in other assets and liabilities:
    Transition charge receivable .................................               --       (5,703,482)
    Accrued interest .............................................               --        4,177,969
    Customer deposits ............................................               --          840,256
    Fees payable to servicer .....................................               --           23,823
                                                                       ------------     ------------
        Net cash provided by operating activities ................               --       13,156,240
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted funds ...................................               --        2,961,390
                                                                       ------------     ------------
        Net cash provided by investing activities ................               --        2,961,390
                                                                       ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................               --       16,117,630

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................            1,000        2,435,271
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................     $      1,000     $ 18,552,901
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest .................................................     $         --     $ 15,066,164

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

         The General Subaccount is comprised of collections of Transition Charges and interest earned from short- term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date.

         The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. As of June 30, 2002, the Reserve Subaccount had a zero balance.

         The Indenture also provides for an Overcollateralization Subaccount. The target funding level of this subaccount is 0.5% of the initial principal amount of the Transition Bonds, and funding occurs ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. As of June 30, 2002, the Overcollateralization Subaccount had a zero balance.

           An amount equal to 0.5% of the initial principal amount of the Transition Bonds was deposited into the Capital Subaccount under the Indenture on the date of issuance of the Transition Bonds. This amount was contributed by Reliant Energy to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Any remaining amounts collateralizing the Transition Bonds will be released to the Company upon final payment of the Transition Bonds. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds. As of June 30, 2002, the Capital Subaccount had a balance of $799,886.

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

    AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over 12 years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. At June 30, 2002, Transition Property included regulatory adjustments of $17,803,674 to defer amortization costs until periods in which Transition Charge revenue is recorded.

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

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail electric providers who, in turn, collect it from retail consumers of electricity in Reliant Energy's service territory. The Servicer deposits Transition Charge collections into a General Subaccount maintained by the Trustee under the Indenture. The Transition Charges collected and remitted to the Trustee from January 1, 2002 through June 30, 2002 were $27,506,279.

(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and Reliant Energy dated October 24, 2001, Reliant Energy sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and Reliant Energy concurrently with the issuance of the Transition Bonds, Reliant Energy will serve as initial servicer of the Transition Property. As the Servicer, Reliant Energy will manage and administer the Transition Property of the Company and collect the Transition Charges on behalf of the Company. The Company will pay a fixed annual servicing fee to Reliant Energy for these services. Pursuant to an administration agreement entered into between the Company and Reliant Energy, Reliant Energy will also provide administrative services to the Company. The Company will pay Reliant Energy a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative expenses of $25,000 and $50,000 for the three and six months ended June 30, 2002, respectively, related to these agreements. The Company recorded servicing fees of $65,936 and $159,548 for the three and six months ended June 30, 2002, respectively, related to these agreements.

     Subsidiaries of Reliant Resources, Inc. (Reliant Resources), an approximately 83% owned subsidiary of Reliant Energy, collect the majority of the Transition Charges. Effective July 31, 2002, Moody's Investors Service, Inc. lowered its rating on the senior unsecured debt of Reliant Resources from Baa3 to Ba3 and left the securities on review for potential downgrade. Reliant Resources continues to be in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order.

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

    For the three months ended June 30, 2002, revenue from Transition Charges was $17,105,719 and investment income was $37,140. Interest expense of $9,630,071 relates to interest on the Transition Bonds and amortization expense of $431,570 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes regulatory adjustments of $8,452,716 for the three months ended June 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $154,830, including bad debt expense of $63,893, and servicing fees of $65,936 for the three months ended June 30, 2002.

    For the six months ended June 30, 2002, revenue from Transition Charges was $33,304,274 and investment income was $67,833. Interest expense of $19,246,771 relates to interest on the Transition Bonds and amortization expense of $863,140 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes regulatory adjustments of $17,803,674 for the six months ended June 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $307,662, including bad debt expense of $94,513, and servicing fees of $159,548 for the six months ended June 30, 2002.

     The Company expects to use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and (3) the fees charged by Reliant Energy for servicing the Transition Property and providing administrative services to the Company. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds. The Capital Subaccount is expected to be drawn from again in connection with the September 15, 2002 principal and interest payments on the Transition Bonds.

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

     Reliant Energy, Incorporated filed on August 2, 2002 with the Public Utility Commission of Texas, in Docket No. 26402, the Transition Charges to be effective November 1, 2002. Reliant Energy, Incorporated is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. The adjusted Transition Charges will permit the collection of $60,048,285 during the year ended October 31, 2003. This amount includes an expected shortfall of $1,284,92l in the collection of Transition Charges during the year ended October 31, 2002. The $1,284,921 shortfall is 2.7% of the expected $48,345,803 collections for the year ended October 31, 2002.

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



                                     RELIANT ENERGY TRANSITION BOND COMPANY LLC
                                                   (Registrant)

                                     By:    /s/  Marc Kilbride
                                         --------------------------
                                                Marc Kilbride
                                           Treasurer and Principal
                                              Accounting Officer

Date:  August 14, 2002