Form 10-Q
period 2002-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2002-11-15
CIK 1098911

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

             (Exact name of registrant as specified in its charter)

                 Delaware                                 76-0624152
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

         1111 Louisiana, Suite 4667
            Houston, Texas                                   77002
 (Address of principal executive offices)                 (Zip Code)

                                 (713) 207-8272
                        (Registrant's telephone number,
                              including area code)

                   RELIANT ENERGY TRANSITION BOND COMPANY LLC
                        (Former name, former address and
                         former fiscal year, if changed
                               since last report)


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of November 9, 2002, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................................1

             Statements of Income
                 Three and Nine Months Ended September 30, 2002 (unaudited)...........................1

             Balance Sheets
                 December 31, 2001 and September 30, 2002 (unaudited).................................2

             Statements of Cash Flows
                 Nine Months Ended September 30, 2001 and 2002 (unaudited)............................3

             Notes to Unaudited Financial Statements..................................................4

         Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint Energy
             Transition Bond Company, LLC.............................................................8

         Item 4. Controls and Procedures..............................................................9

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K....................................................10

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

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of laws or regulations applicable to other aspects of our business;

o non-payment of transition charges due to financial distress of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston) customers;

o the accuracy of the servicer's estimates of market demand and prices for energy;

o the accuracy of the servicer's estimates of industrial, commercial and residential growth in CenterPoint Houston's service territory;

o    changes in market demand and demographic patterns;

o weather variations and other natural phenomena affecting retail electric customer energy usage;

o the operating performance of CenterPoint Houston's facilities and third-party suppliers of electric energy in CenterPoint Houston's service territory;

o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves;

o    legal and administrative proceedings and settlements;

o    changes in tax laws;

o    any lack of effectiveness of our disclosure controls and procedures;

o    significant changes in critical accounting policies material to us;

o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.;

o political, legal, regulatory and economic conditions and developments in the United States; and

o    other factors we discuss in this Form 10-Q and our other SEC filings.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       THREE MONTHS      NINE MONTHS
                                                                           ENDED            ENDED
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2002             2002
                                                                      --------------   --------------
OPERATING REVENUES:
  Transition charge revenue .......................................   $   25,184,109   $   58,488,383
  Investment income ...............................................          104,664          172,497
                                                                      --------------   --------------
    Total operating revenues ......................................       25,288,773       58,660,880
                                                                      --------------   --------------

OPERATING EXPENSES:
  Interest expense ................................................        9,608,635       28,855,406
  Amortization of transition property .............................       14,981,429       27,935,963
  Amortization of transition bond discount and issuance costs .....          428,497        1,291,637
  Administrative and general expenses .............................          270,212          577,874
                                                                      --------------   --------------
    Total operating expenses ......................................       25,288,773       58,660,880
                                                                      --------------   --------------

NET INCOME ........................................................   $           --   $           --
                                                                      ==============   ==============

            See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                                                 2001              2002
                                                                                             --------------    -------------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................................................   $    2,435,271    $   4,773,247
  Transition charge receivable ...........................................................        3,726,408       14,361,327
                                                                                             --------------    -------------
        Current assets ...................................................................        6,161,679       19,134,574

OTHER ASSETS:
  Intangible transition property .........................................................      739,697,334      711,760,612
  Unamortized debt issuance costs ........................................................       10,062,635        8,810,335
  Restricted funds .......................................................................        3,761,276        2,313,674
                                                                                             --------------    -------------

        TOTAL ASSETS .....................................................................   $  759,682,924    $ 742,019,195
                                                                                             ==============    =============

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ......................................................   $   13,105,698    $  18,722,425
  Accrued interest .......................................................................        7,159,100        1,714,940
  Customer deposits ......................................................................           78,064        1,024,448
  Fees payable to servicer ...............................................................          118,612           19,768
                                                                                             --------------    -------------
        Current liabilities ..............................................................       20,461,474       21,481,581

LONG-TERM DEBT:
  Transition bonds, net of unamortized discount of $315,337 and $276,748, respectively ...      735,475,965      716,792,129
                                                                                             --------------    -------------
        Total Liabilities ................................................................      755,937,439      738,273,710

MEMBER'S EQUITY ..........................................................................        3,745,485        3,745,485
                                                                                             --------------    -------------
        TOTAL LIABILITIES AND MEMBER'S EQUITY ............................................   $  759,682,924    $ 742,019,195
                                                                                             ==============    =============


            See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                        2001             2002
                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................  $           --   $           --
  Adjustments for non-cash items:
    Amortization of Transition Bond discount and issuance costs ..              --        1,291,637
    Amortization of Transition Property ..........................              --       27,935,963
  Changes in other assets and liabilities:
    Transition charge receivable .................................              --      (10,634,908)
    Accrued interest .............................................              --       (5,444,160)
    Customer deposits ............................................              --          946,384
    Fees payable to servicer .....................................              --          (98,844)
                                                                    --------------   --------------
        Net cash provided by operating activities ................              --       13,996,072
                                                                    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted funds ...................................              --        1,447,602
                                                                    --------------   --------------
        Net cash provided by investing activities ................              --        1,447,602
                                                                    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt .....................................              --      (13,105,698)
                                                                    --------------   --------------
        Net cash used in financing activities ....................              --      (13,105,698)
                                                                    --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................              --        2,337,976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................           1,000        2,435,271
                                                                    --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................  $        1,000   $    4,773,247
                                                                    ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest .................................................  $           --   $   34,299,566

            See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction in which it, among other things, (1) conveyed its Texas electric generation assets to an affiliated company, Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy), (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston), and (4) distributed the capital stock of its operating subsidiaries to CenterPoint Energy. As part of the restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. In connection with the restructuring, Reliant Energy Transition Bond Company LLC was renamed CenterPoint Energy Transition Bond Company, LLC (the Company).

     The interim financial statements of CenterPoint Energy Transition Bond Company, LLC are unaudited, omit certain financial statement disclosures and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 2002 and June 30, 2002, respectively.

     The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Houston.

     The Company was organized on November 10, 1999 under the laws of the State of Delaware for the sole purposes of acquiring and holding the Transition Property from Reliant Energy, issuing one or more series of Transition Bonds secured by the Transition Property, and performing any activity incidental thereto. The Transition Property includes the irrevocable right to impose, collect and receive, through the transition charges payable by retail electric customers within Reliant Energy's certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs of Reliant Energy authorized in the financing order (Financing Order) issued by the Public Utility Commission of Texas (Texas Utility Commission), including the right to receive transition charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the Transition Bonds. All revenues and collections resulting from Transition Charges are part of the Transition Property. The Company had no operations until October 24, 2001.

     The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from CenterPoint Houston, and the Company's organizational documents require it to operate in a manner to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston were to become subject to such a proceeding. CenterPoint Houston is not the owner of the Transition Property described herein, and the assets of the Company are not available to pay creditors of CenterPoint Houston or any of its affiliates.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position for the respective periods.

     REGULATION AND REGULATORY ASSETS AND LIABILITIES. The Company's business meets the criteria of Statement of Financial Accounting Standards ("SFAS") No. 71 (SFAS No. 71), "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the cost based rate making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company's purpose is to purchase the Transition Property, issue one or more series of Transition Bonds secured by the Transition Property and perform any activity incidental thereto. The Transition Charges are designed to provide the necessary revenues to make payments on the Transition Bonds. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the Transition Charges are set at levels that will recover an entity's costs and can be charged to and collected from customers. The Company believes it satisfies such requirements and applies the provisions of SFAS No. 71 to its business.

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

         The General Subaccount is comprised of collections of Transition Charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date.

         The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. As of September 30, 2002, the Reserve Subaccount had a zero balance.

         The indenture also provides for an Overcollateralization Subaccount. The target funding level of this subaccount is approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is expected to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. As of September 30, 2002, the Overcollateralization Subaccount had a zero balance. Expected funding on that date was $312,040.

         An amount equal to approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) was deposited into the Capital Subaccount under the indenture on the date of issuance of the Transition Bonds. This amount was contributed by CenterPoint Houston to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Any remaining amounts collateralizing the Transition Bonds will be released to the Company upon final payment of the Transition Bonds. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds, And approximately $1.5 million of such drawing was replenished in connection with the September 15, 2002 interest payment. As of September 30, 2002, the Capital Subaccount had a balance of $2,313,674.

     CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than "BBB-" and "Baa3" (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or
(2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or
(c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than "BBB-" and "Baa3" (or the equivalent) from S&P and Moody's, respectively. As of September 30, 2002, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and surety bonds aggregating approximately $1 million, $10 million and $39,000, respectively. Affiliate guarantees aggregated approximately $1 million as of September 30, 2002.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

     REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, Reliant Energy (now CenterPoint Houston), as Servicer of the Transition Property, implemented the non-bypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to consumers.

     AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over 12 years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds, limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. At September 30, 2002, Transition Property included regulatory adjustments of $18,201,349 to defer amortization costs until periods in which Transition Charge revenue is recorded.

     INCOME TAXES. The Company is organized as a single member limited liability company and will not be subject to United States federal income tax as an entity separate from CenterPoint Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that
(i) the Company's receipt of the Transition Property, (ii) the Company's receipt of the Transition Charges, and (iii) the Company's short-term earnings from investment of the Transition Charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income taxes.

(3)  LONG-TERM DEBT

     Interest payments on the Transition Bonds are due semi-annually, began March 15, 2002 and are paid from funds deposited daily with the Trustee for the Transition Bonds by CenterPoint Houston as Servicer of the Transition Property.

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail electric providers who, in turn, collect it from retail consumers of electricity in CenterPoint Houston's service territory. The Servicer deposits Transition Charge collections into a General Subaccount maintained by the Trustee under the Indenture. Amounts remitted to the Trustee from January 1, 2002 through September 30, 2002 included $47,672,184 of Transition Charges and $12,167 of interest.

(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and Reliant Energy dated October 24, 2001, Reliant Energy sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and Reliant Energy concurrently with the issuance of the Transition Bonds, Reliant Energy (now CenterPoint Houston) is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative fees of $25,000 and $75,000 for the three and nine months ended September 30, 2002, respectively, related to the administration agreement. The Company recorded servicing fees of $89,658 and $249,206 for the three and nine months ended September 30, 2002, respectively, related to the servicing agreement.

     Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Reliant Resources continues to be in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At September 30, 2002, subsidiaries of Reliant Resources had letters of credit aggregating approximately $10 million on deposit with the Trustee. The Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default. On September 30, 2002, CenterPoint Energy distributed its remaining ownership interest in Reliant Resources to CenterPoint Energy's shareholders.

(5)  SUBSEQUENT EVENTS

     CenterPoint Houston filed on August 2, 2002 with the Texas Utility Commission, in Docket No. 26402, the Transition Charges to become effective November 1, 2002. CenterPoint Houston is required to true-up Transition Charges annually on November 1 in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. The adjusted Transition Charges are expected to permit the collection of $60,048,285 during the year ending October 31, 2003. This amount includes an expected shortfall of $1,284,92l in the collection of Transition Charges during the year ended October 31, 2002. The $1,284,921 shortfall is 2.7% of the expected collections of $48,345,803 for the year ended October 31, 2002. The Financing Order provides that the Texas Utility Commission will issue a final order in a true-up filing by the date stated in the filing (November 1, 2002) but that the Servicer will be permitted to implement its proposed changes to the Transition Charges if the Texas Utility Commission cannot issue an order by that date. Any modifications subsequently ordered by the Texas Utility Commission will be made by the Servicer in the next true-up filing. The Texas Utility Commission referred this docket to the State Office of Hearings (SOAH Docket NO. 473-03-0277) on September 24, 2002 to conduct a hearing and issue a proposal for decision. A pre-hearing conference was conducted on October 28, 2002, by a SOAH Administrative Law Judge. A procedural schedule was established with a settlement conference set for November 14, 2002. If a settlement is not reached, testimony is to be filed December 16, 2002 with a hearing on unsettled issues scheduled for February 25, 2003. CenterPoint Houston implemented the new rates on November 1, 2002.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

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

     The Company is a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 the Company issued Transition Bonds and used the net proceeds to purchase the Transition Property from Reliant Energy, Incorporated. Because the Company is restricted by its organizational documents from engaging in activities not directly related to the specific purposes for which the Company was created, income statement effects were limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

     For the three months ended September 30, 2002, revenue from Transition Charges was $25,184,109 and investment income was $104,664. Interest expense of $9,608,635 relates to interest on the Transition Bonds and amortization expense of $428,497 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes regulatory adjustments of $397,675 for the three months ended September 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $270,212, including bad debt expense of $86,731 and servicing fees of $89,658 for the three months ended September 30, 2002.

     For the nine months ended September 30, 2002, revenue from Transition Charges was $58,488,383 and investment income was $172,497. Interest expense of $28,855,406 relates to interest on the Transition Bonds and amortization expense of $1,291,637 relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes regulatory adjustments of $18,201,349 for the nine months ended September 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $577,874, including bad debt expense of $181,244 and servicing fees of $249,206 for the nine months ended September 30, 2002.

     The Company expects to use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges, together with interest earned on collected Transition Charges, are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and (3) the fees charged by CenterPoint Houston for servicing the Transition Property and providing administrative services to the Company. From the October 2001 issuance date of the Transition Bonds to the September 15, 2002 interest payment date, the aggregate amount of collected Transition Charges and interest thereon was $46,463,518, and the aggregate amount expected to have been collected was $47,900,737. The difference was paid by drawing approximately $1.4 million from the Capital Subaccount. As a result of the shortfall in collections and interest, the Overcollateralization Subaccount has not been funded, and therefore falls short of its target funding level by $312,040 as of September 30, 2002.

    The Transition Charges are expected to be reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

     CenterPoint Houston filed on August 2, 2002 with the Texas Utility Commission, in Docket No. 26402, the Transition Charges to become effective November 1, 2002. CenterPoint Houston is required to true-up Transition Charges annually on November 1 in compliance with the Financing Order issued by the Texas Utility Commission in

Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. The adjusted Transition Charges are expected to permit the collection of $60,048,285 during the year ending October 31, 2003. This amount includes an expected shortfall of $1,284,92l in the collection of Transition Charges during the year ended October 31, 2002. The $1,284,921 shortfall is 2.7% of the expected collections of $48,345,803 for the year ended October 31, 2002. The Financing Order provides that the Texas Utility Commission will issue a final order in a true-up filing by the date stated in the filing (November 1, 2002) but that the Servicer will be permitted to implement its proposed changes to the Transition Changes if the Texas Utility Commission cannot issue an order by that date. Any modifications subsequently ordered by the Texas Utility Commission will be made by the Servicer in the next true-up filing. The Texas Utility Commission referred this docket to the State Office of Hearings (SOAH Docket NO. 473-03-0277) on September 24, 2002 to conduct a hearing and issue a proposal for decision. A pre-hearing conference was conducted on October 28, 2002, by a SOAH Administrative Law Judge. A procedural schedule was established with a settlement conference set for November 14, 2002. If a settlement is not reached, testimony is to be filed December 16, 2002 with a hearing on unsettled issues scheduled for February 25, 2003. CenterPoint Houston implemented the new rates on November 1, 2002.

     Holders of Transition Bonds may experience payment delays or incur losses if the Company's assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments are dependent upon the Transition Property and the right to collect the Transition Charges over a period limited by Texas law to 15 years.

     In addition, collections are dependent on the amount of electricity consumed within CenterPoint Houston's service territory.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.

            None.

    (b)    Reports on Form 8-K.

           On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, furnishing certifications of our financial statements by our principal executive officer and principal financial officer related to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                                 By: /s/ James S. Brian
                                     -------------------------------------------
                                         James S. Brian
                                         Senior Vice President and
                                         Chief Accounting Officer

Date: November 14, 2002

                                 CERTIFICATIONS

I, Gary L. Whitlock, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Transition Bond Company, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



By: /s/ Gary L. Whitlock
    ---------------------------------------------
        Gary L. Whitlock
        President and Principal Executive Officer

I, Marc Kilbride, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Transition Bond Company, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By: /s/ Marc Kilbride
    -------------------------------------------------------------
        Marc Kilbride
        Vice President, Treasurer and Principal Financial Officer