Form 10-K
period 2002-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2003-03-26
CIK 1098911

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

             (Exact name of registrant as specified in its charter)


                   DELAWARE                                           76-0624152
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
               or organization)

          1111 LOUISIANA, SUITE 4667                                (713) 207-8272
             HOUSTON, TEXAS 77002                          (Registrant's telephone number,
 (Address and zip code of principal executive                    including area code)
                   offices)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the member's equity held by non-affiliates of the registrant as of June 28, 2002: None

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS


                                     PART I

Item 1.     Business ......................................................................................      1
Item 2.     Properties ....................................................................................      3
Item 3.     Legal Proceedings .............................................................................      3
Item 4.     Submission of Matters to a Vote of Security Holders ...........................................      3


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .........................      4
Item 6.     Selected Financial Data .......................................................................      4
Item 7.     Management's Narrative Analysis of Results of Operations ......................................      5
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ....................................      6
Item 8.     Financial Statements and Supplementary Data of the Company ....................................      7
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........     16


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ............................................     16
Item 11.    Executive Compensation ........................................................................     16
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters.....................................................................................     16
Item 13.    Certain Relationships and Related Transactions ................................................     16


                                     PART IV

Item 14.    Controls and Procedures .......................................................................     16
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................     16

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan,"
"potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

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

o non-payment of transition charges due to financial distress of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston's) customers;

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

o    other factors we discuss in this Form 10-K and our other SEC filings.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I


ITEM 1. BUSINESS

     GENERAL

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

     We are a special purpose Delaware limited liability company whose sole member is CenterPoint Houston. We were organized on November 10, 1999, and amended and restated our limited liability company agreement and certificate of formation on October 24, 2001. Our principal purposes are:

     a) purchasing the transition property, as described below, established by a financing order from the Public Utility Commission of Texas (Texas Utility Commission),

     b) issuing, supporting and servicing one or more series of transition bonds secured by transition property, and

     c) engaging in only those other activities incidental thereto and necessary, suitable or convenient thereto.

     Our organizational documents require us to operate in a manner such that we should not be consolidated in the bankruptcy estate of CenterPoint Houston in the event that CenterPoint Houston becomes subject to such a proceeding.

     We have no employees and have entered into a servicing agreement with CenterPoint Houston (in this capacity, the Servicer). Pursuant to the servicing agreement, the Servicer is responsible for servicing, managing, and receiving transition charges from retail electric customers or retail electric providers (Transition Charges). In addition, we have entered into an administration agreement with CenterPoint Houston pursuant to which CenterPoint Houston performs administrative and operational duties for us.

     We purchased the transition property described below and issued Series 2001-1 Transition Bonds (the Transition Bonds) on October 24, 2001, with expected principal repayments ranging from eleven months to twelve years and final maturities of the four classes of Transition Bonds ranging from six years to fourteen years. The specific interest rate and maturity of each class of Transition Bonds is disclosed in Note 3 of the Notes to Financial Statements included in Item 8 of this Form 10-K. The Transition Bonds were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee.

     TRANSITION PROPERTY

     The transition property (Transition Property) that we purchased from Reliant Energy (now CenterPoint Houston) includes the irrevocable right to impose, collect and receive, through the Transition Charges payable by retail electric customers within CenterPoint Houston's certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs authorized in the financing order (Financing Order) issued by the Texas Utility Commission, including the right to receive Transition Charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the Transition Bonds. All revenues and collections resulting from Transition Charges are part of the Transition Property. CenterPoint Houston's qualified costs authorized in the Financing Order approving the issuance of the Transition Bonds include:

     o certain of CenterPoint Houston's generation-related regulatory assets, as determined in the Financing Order, and

     o    certain costs of issuing, supporting and servicing the Transition
          Bonds.

     We purchased the Transition Property from CenterPoint Houston with the proceeds from the issuance of $748.9 million principal amount of Transition Bonds. Prior to January 2002, the Servicer collected the Transition Charges primarily from retail electric customers within CenterPoint Houston's service territory on the Company's behalf. Beginning in January 2002, and in limited circumstances earlier, retail electric customers in CenterPoint Houston's service territory began to purchase electricity and related services from retail electric providers, rather than from electric utilities. Certain of these retail electric providers were affiliates of CenterPoint Houston through September 30, 2002. Each retail electric provider includes the Transition Charges in its bill to its retail electric customers but is not required to show the Transition Charges as a separate line item or footnote. Each retail electric provider, however, is required to provide annual written notice to its customers that Transition Charges have been included in their bills. The retail electric providers are obligated to remit payments of Transition Charges, less an allowance for charge-offs of delinquent customer accounts, to the Servicer, whether or not the Transition Charges are actually collected from retail electric customers. The Servicer has only limited rights to collect the Transition Charges directly from retail electric customers if a retail electric provider does not remit such payments to the Servicer, but has certain rights against the retail electric provider. Because the amount of Transition Charge collections will largely depend on the amount of electricity consumed by customers within CenterPoint Houston's service territory, the amount of collections may vary substantially from year to year.

     Credit enhancement for the Transition Bonds, which includes mandatory periodic review and adjustment to the Transition Charges to be billed and collected from the retail electric customers within CenterPoint Houston's service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the Transition Bonds as scheduled. The Servicer is required to make a filing with the Texas Utility Commission for an adjustment at least annually to correct any significant undercollection or overcollection of Transition Charges. In addition, if after application of collections in accordance with the indenture, the actual principal balance of Transition Bonds outstanding at the next payment date will be more than 5% higher or lower than the expected principal balance on the expected amortization schedule, interim true-up adjustments may be made, but not more frequently than every six months. The amount of the adjustment will be determined by using a formula established by the financing order approving the issuance of the Transition Bonds. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the Transition Charges generate amounts sufficient to:

     o    make timely interest and principal payments on the Transition Bonds,

     o pay fees and expenses of the trustee, our independent managers, the administrator and the Servicer and other fees, expenses, costs and charges,

     o reconcile the retail electric provider payments, net of expected charge-offs for delinquent customer accounts, and

     o fund the various subaccounts required by the Transition Bond Indenture to their required levels.

     CenterPoint Houston is required to true-up Transition Charges annually on November 1 in compliance with the Financing Order issued by the Texas Utility Commission in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. On August 2, 2002, CenterPoint Houston filed with the Texas Utility Commission, in Docket No. 26402, the Transition Charges to become effective November 1, 2002. The adjusted Transition Charges are designed to permit the collection of $60.0 million during the year ending October 31, 2003. The Texas Utility Commission referred this docket to the State Office of Hearings (SOAH Docket No. ###-##-####) on September 24, 2002 to conduct a hearing and issue a proposal for decision. The Financing Order provides that the Texas Utility Commission will issue a final order in a true-up filing by the date stated in the filing (November 1, 2002) but that the Servicer will be permitted to implement its proposed changes to the Transition Charges if the Texas Utility Commission cannot issue an order by that date. CenterPoint Houston implemented the new rates on that date. Any modifications subsequently ordered by the Texas Utility Commission will be made by the Servicer in the next true-up filing.

ITEM 2. PROPERTIES

     We have no material physical properties. Our primary asset is the Transition Property described above in Item 1 (Business - Transition Property).

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to Instruction I of Form 10-K.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Sale of Unregistered Securities. There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Houston. We were formed by CenterPoint Houston in November 1999. The acquisition of shares by CenterPoint Houston in the formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. We have made no other sales of unregistered securities.

     Restricted Payments. The Transition Bond Indenture prohibits us from making any distributions from the capital subaccount of the trust established for the Transition Bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial principal amount of Transition Bonds issued and outstanding. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the Transition Bond Indenture. As of December 31, 2002, we had not made any distributions to our sole member.

     Bondholders. As of December 31, 2002, the sole record holder of the Transition Bonds was Cede & Co., as nominee of The Depository Trust Company. The Transition Bonds are not listed on any national securities exchange.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following is an analysis of our consolidated results of operations in an abbreviated format pursuant to Instruction I of Form 10-K. This analysis should be read in combination with our financial statements included in Item 8 of this Form 10-K.

     As discussed above under Item 1 (Business), we are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued Transition Bonds and used the net proceeds to purchase the Transition Property from CenterPoint Houston. As we are restricted by our organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

     In 2002, revenue from Transition Charges was $74.1 million and investment income was $0.2 million. Interest expense of $38.4 million related to interest on the Transition Bonds and amortization expense of $1.7 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $28.0 million in 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.8 million, including bad debt expense of $0.2 million and servicing fees of $0.3 million in 2002.

      In 2001, revenue from Transition Charges was $6.1 million and investment income was $.02 million. Interest expense of $7.2 million related to interest on the Transition Bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $1.5 million in 2001 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses and servicing fees of $0.1 million in 2001.

     We expect to use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges, together with interest earned on collected Transition Charges, are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and (3) the fees charged by CenterPoint Houston for servicing the Transition Property and providing administrative services to us. From the October 2001 issuance date of the Transition Bonds to the March 15, 2003 semi-annual debt service payment date, the aggregate amount of collected Transition Charges and interest thereon was $82.4 million, and the aggregate amount expected to have been collected was $74.0 million. As a result of the overcollections, $8.4 million has been deposited into the Reserve Subaccount.

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

     CenterPoint Houston is required to true-up Transition Charges annually on November 1 in compliance with the Financing Order issued by the Texas Utility Commission in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. On August 2, 2002, CenterPoint Houston filed with the Texas Utility Commission, in Docket No. 26402, the Transition Charges to become effective November 1, 2002. The adjusted Transition Charges are designed to permit the collection of $60.0 million during the year ending October 31, 2003. The Texas Utility Commission referred this docket to the State Office of Hearings (SOAH Docket No. ###-##-####) on September 24, 2002 to conduct a hearing and issue a proposal for decision. The Financing Order provides that the Texas Utility Commission will issue a final order in a true-up filing by the date stated in the filing (November 1, 2002) but that the Servicer will be permitted to implement its proposed changes to the Transition Charges if the Texas Utility Commission cannot issue an order by that date.

CenterPoint Houston implemented the new rates on that date. Any modifications subsequently ordered by the Texas Utility Commission will be made by the Servicer in the next true-up filing.

     As of December 31, 2002, one of the retail electric providers with which we do business was in default and currently is in bankruptcy. Their deposit with the trustee is more than sufficient to satisfy their outstanding transition charge balance. Nevertheless, the bankruptcy court has ruled that the entire deposit is the property of CenterPoint Houston.

     Holders of Transition Bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments are dependent upon the Transition Property and the right to collect the Transition Charges over a period limited by Texas law to 15 years.

     In addition, collections are dependent on the amount of electricity consumed within CenterPoint Houston's service territory.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have long-term debt, which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 2001 and 2002, we had outstanding fixed-rate debt aggregating $748.9 million and $735.8 million in principal amount and having a fair value of $724.3 million and $781.0 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $14.7 million if interest rates were to decline by 10% from their levels at December 31, 2002. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of this debt in the open market prior to its maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY



                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY



                                                                            YEAR ENDED DECEMBER 31,
                                                                             2001             2002
                                                                          -----------      -----------
                                                                                 (IN THOUSANDS)

REVENUES:
  Transition charge revenue .........................................     $     6,081      $    74,086
  Investment income .................................................              19              213
                                                                          -----------      -----------
    Total operating revenues ........................................           6,100           74,299
                                                                          -----------      -----------

EXPENSES:
  Interest expense ..................................................           7,159           38,363
  Amortization of transition property ...............................          (1,500)          33,477
  Amortization of transition bond discount and issuance costs .......             322            1,706
  Administrative and general expenses ...............................             119              753
                                                                          -----------      -----------
    Total operating expenses ........................................           6,100           74,299
                                                                          -----------      -----------

NET INCOME ..........................................................              --               --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ..............................               1            3,745

CONTRIBUTED CAPITAL .................................................           3,744               --
                                                                          -----------      -----------

MEMBER'S EQUITY AT THE END OF THE PERIOD ............................     $     3,745      $     3,745
                                                                          ===========      ===========



                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS


                                                                                DECEMBER 31,
                                                                            2001             2002
                                                                        ------------     ------------
                                                                               (IN THOUSANDS)
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................     $      2,435     $     25,263
  Transition Charge receivable, net of allowance for doubtful
    accounts of $0.2 million in 2002...............................            3,727            9,601
  Other current assets ............................................               --               16
                                                                        ------------     ------------
        Current assets ............................................            6,162           34,880

  Intangible transition property ..................................          739,697          706,220
  Unamortized debt issuance costs .................................           10,063            8,409
  Restricted funds ................................................            3,761            2,324
                                                                        ------------     ------------
        Total Assets ..............................................     $    759,683     $    751,833
                                                                        ============     ============

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ...............................     $     13,106     $     18,723
  Accrued interest ................................................            7,159           11,223
  Customer deposits ...............................................               78            1,178
  Fees payable to servicer ........................................              119              159
                                                                        ------------     ------------
        Current liabilities .......................................           20,462           31,283

  Long-term debt:
    Transition bonds, net of $0.3 million unamortized discount ....          735,476          716,805
                                                                        ------------     ------------
        Total Liabilities .........................................          755,938          748,088
                                                                        ------------     ------------

MEMBER'S EQUITY:
  Contributed capital .............................................            3,745            3,745
  Retained earnings ...............................................               --               --
                                                                        ------------     ------------
        Total member's equity .....................................            3,745            3,745
                                                                        ------------     ------------

        Total Liabilities and Member's Equity .....................     $    759,683     $    751,833
                                                                        ============     ============

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS



                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   2000              2001              2002
                                                                                ------------     ------------      ------------
                                                                                                (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................     $         --     $         --      $         --
  Adjustment for non-cash items:
    Amortization of Transition Bond discount and issuance costs ...........               --              322             1,706
    Amortization of Transition Property ...................................               --           (1,500)           33,477
  Changes in other assets and liabilities:
    Transition charge receivable ..........................................               --           (3,727)           (5,874)
    Other current assets ..................................................               --               --               (16)
    Accrued interest ......................................................               --            7,159             4,064
    Customer deposits .....................................................               --               78             1,100
    Fees payable to servicer ..............................................               --              119                40
                                                                                ------------     ------------      ------------
        Net cash provided by operating activities .........................               --            2,451            34,497
                                                                                ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Transition Property .........................................               --         (738,197)               --
  Decrease (increase) in restricted funds .................................               --           (3,761)            1,437
                                                                                ------------     ------------      ------------
        Net cash provided by (used in) investing activities ...............               --         (741,958)            1,437
                                                                                ------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Transition Bonds, net of issuance costs
   and original issue discount of $10.7 million ...........................               --          738,197                --
  Payments of long-term debt ..............................................               --               --           (13,106)
  Equity contribution from member .........................................               --            3,744                --
                                                                                ------------     ------------      ------------
        Net cash provided by (used in) financing activities ...............               --          741,941           (13,106)
                                                                                ------------     ------------      ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS .................................               --            2,434            22,828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................                1                1             2,435
                                                                                ------------     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $          1     $      2,435      $     25,263
                                                                                ============     ============      ============


                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                          NOTES TO FINANCIAL STATEMENTS


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

     The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Houston. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (Texas electric restructuring law). The Texas electric restructuring law authorizes competition in the retail and generation markets for electricity beginning in January 2002 and provides for recovery of stranded costs (i.e., the excess of net regulatory book value of generation assets (as defined by the Texas electric restructuring law) over the market value of those assets) and generation-related regulatory assets (as defined by the Texas electric restructuring law) through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999 (Transition Charges). The Texas electric restructuring law authorizes the Public Utility Commission of Texas (Texas Utility Commission) to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect Transition Charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the Transition Charges. The electric utility's right to receive the Transition Charges and its other rights and interests under the financing order constitute Transition Property. The Texas Utility Commission issued a financing order to CenterPoint Houston on May 31, 2000 (Financing Order) that authorized CenterPoint Houston to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.

     The Company was organized on November 10, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding the Transition Property to be acquired from CenterPoint Houston. The Company had no operations until October 24, 2001.

     On October 24, 2001, the Company issued $748.9 million of Transition Bonds and used the net proceeds to purchase the Transition Property from CenterPoint Houston and pay expenses of issuance. For additional information relating to the Transition Bonds, see Note 3.

     The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from CenterPoint Houston, and the Company's organizational documents require it to operate in a manner to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding. CenterPoint Houston is not the owner of the Transition Property described herein, and the assets of the Company are not available to pay creditors of CenterPoint Houston or any of its affiliates.

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

     REGULATION AND REGULATORY ASSETS AND LIABILITIES. The Company's business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71 (SFAS No. 71), Accounting for the Effects of Certain Types of Regulation. This accounting standard recognizes the cost based rate making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company's purpose is to purchase the Transition Property, issue one or more series of Transition Bonds secured by the Transition Property and perform any activity incidental thereto. The Transition Charges are designed to provide the necessary revenues to make such payments. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the Transition Charges are set at levels that will recover an entity's costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and applies the provisions of SFAS No. 71 to its business.

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

     o The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date.

     o The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a zero balance at December 31, 2002. As of the March 15, 2003 semi-annual debt service payment date, the Reserve Subaccount had a balance of $8.4 million.

     o The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a zero balance at December 31, 2002 and a $0.5 million balance as of the March 15, 2003 semi-annual debt service payment date, with scheduled levels of $0.3 million and $0.5 million, respectively.

     o The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Any remaining amounts collateralizing the Transition Bonds will be released to the Company upon final payment of the Transition Bonds. Approximately $2.9 million was drawn from the Capital Subaccount in connection with the March 15, 2002 interest payment on the Transition Bonds, and approximately $1.5 million of such drawing was replenished in connection with the September 15, 2002 debt service payment. As of December 31, 2002, the Capital Subaccount had a balance of $2.3 million. In connection with the March 15, 2003 debt service payment, the Capital Subaccount was replenished to its $3.7 million initial funding level.

     TRANSITION CHARGE RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Transition Charge Receivable is net of an allowance for doubtful accounts of $0.2 million at December 31, 2002.

     CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than BBB- and Baa3 (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or (2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or (c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than BBB- and Baa3 (or the equivalent) from S&P and Moody's, respectively. As of December 31, 2002, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and surety bonds aggregating approximately $1.2 million, $11.6 million and $0.04 million, respectively. Affiliate guarantees aggregated approximately $1.7 million as of December 31, 2002.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

     REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, CenterPoint Houston, as Servicer, implemented the nonbypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

    AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds, limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. At December 31, 2002, Transition Property included $28.0 million for undercollection of Transition Charges. The Transition Charges are expected to be reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

     INCOME TAXES. The Company is organized as a single member limited liability company and will not be subject to United States federal income tax as an entity separate from CenterPoint Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that
(i) the Company's receipt of the Transition Property, (ii) the Company's receipt of the Transition Charges and (iii) the Company's short-term earnings from investment of the Transition Charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income or Texas franchise taxes.

(3)  LONG-TERM DEBT

     On October 17, 2001, the Company entered into an underwriting agreement pursuant to which the Company agreed to sell to the underwriters, and the underwriters severally agreed to purchase $748.9 million aggregate principal amount of the Transition Bonds. On October 24, 2001, the Company amended and restated its limited liability company agreement, entered into the agreements described in Note 4 as well as the indenture and other documents related to the issuance of the Transition Bonds, and issued $748.9 million aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to the Financing Order. Net proceeds to the Company from the issuance after payment of all allowed costs of issuance payable from bond proceeds were $738.2 million. The Company paid CenterPoint Houston $738.2 million for all of CenterPoint Houston's interest in the Transition Property.

     The Transition Bonds are secured primarily by the Transition Property, which includes the irrevocable right to recover, through nonbypassable Transition Charges payable by certain retail electric customers, the qualified costs of CenterPoint Houston authorized by the Financing Order. The holders of the Transition Bonds have no recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston have no recourse to any assets or revenues (including, without limitation, the Transition Charges) of the Company. CenterPoint Houston has no payment obligations with respect to the Transition Bonds except to remit collections of Transition Charges as set forth in a servicing agreement between CenterPoint Houston and the Company and in an intercreditor agreement among CenterPoint Houston, the Company and other parties.

     Interest payments on the Transition Bonds are due semi-annually beginning March 15, 2002 and are paid from funds deposited daily with the Trustee for the Transition Bonds by CenterPoint Houston as Servicer of the Transition Property. Principal payments on the Transition Bonds are due semi-annually beginning on September 15, 2002. Scheduled final payment dates, final maturity dates and interest rates for the Transition Bonds at December 31, 2002, are as follows:

                 Scheduled                   Scheduled           Interest
Class        Final Payment Date         Final Maturity Date        Rate             Amount
-----        ------------------         -------------------      --------       -------------
                                                                                (in millions)
 A-1         September 15, 2005         September 15, 2007         3.84%          $   101.9
 A-2         September 15, 2007         September 15, 2009         4.76%              118.0
 A-3         September 15, 2009         September 15, 2011         5.16%              130.0
 A-4         September 15, 2013         September 15, 2015         5.63%              385.9
                                                                                  ---------
                                                                                      735.8
 Less: Current Maturities (scheduled payments)                                        (18.7)
 Less: Unamortized Discount                                                             (.3)
                                                                                  ---------
 Total Long-Term Debt, net                                                        $   716.8
                                                                                  =========

     Principal payments of $13.1 million and $6.4 million were made on September 16, 2002 and March 17, 2003, respectively. Scheduled principal payments through 2007 for the Transition Bonds outstanding at December 31, 2002 are as follows: 2003 - $18.7 million, 2004 - $41.2 million, 2005 - $46.8 million, 2006 - $54.3 million and 2007 - $59.9 million.

     The estimated fair value of the Transition Bonds at December 31, 2002 was $781.0 million.

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail consumers of electricity in CenterPoint Houston's service territory. The Servicer deposits Transition Charge collections into a General Subaccount maintained by the Trustee under the Indenture. The Transition Charges collected from January 1, 2002 through December 31, 2002 were $68.0 million.

     Effective March 8, 2002, the Company deregistered all securities that remained unissued under its Registration Statement No. 333-91093, which registered $750.7 million aggregate principal amount of Transition Bonds.

     CenterPoint Houston is required to true-up Transition Charges annually on November 1 in compliance with the Financing Order issued by the Texas Utility Commission in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. On August 2, 2002, CenterPoint Houston filed with the Texas Utility Commission, in Docket No. 26402, the Transition Charges to become effective November 1, 2002. The adjusted Transition Charges are designed to permit the collection of $60.0 million during the year ending October 31, 2003. The Texas Utility Commission referred this docket to the State Office of Hearings (SOAH Docket No. ###-##-####) on September 24, 2002 to conduct a hearing and issue a proposal for decision. The Financing Order provides that the Texas Utility Commission will issue a final order in a true-up filing by the date stated in the filing (November 1, 2002) but that the Servicer will be permitted to implement its proposed changes to the Transition Charges if the Texas Utility Commission cannot issue an order by that date. CenterPoint Houston implemented the new rates on that date. Any modifications subsequently ordered by the Texas Utility Commission will be made by the Servicer in the next true-up filing.


(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the

Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during 2001 and 2002, respectively.

     The Company also entered into an intercreditor agreement with CenterPoint Houston and other parties related to the servicing of the Transition Bonds. In addition, CenterPoint Houston has agreed to indemnify the Trustee under the Transition Bond Indenture on the Company's behalf to the extent such indemnification is not recoverable from the Company as a fixed expense.

     Certain debt issuance costs paid by CenterPoint Houston were reimbursed by the Company upon issuance of the Transition Bonds.

     In order to obtain the desired ratings on the Transition Bonds, CenterPoint Houston deposited $3 million in a specified reserve account for the benefit of Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, as cash collateral for an indemnification obligation of CenterPoint Houston arising in connection with the issuance of the Transition Bonds. All funds remaining in the specified reserve account less any amounts then due and owing to Deutsche Bank Trust Company Americas will be released to CenterPoint Houston upon final payment of the Transition Bonds.

    Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Reliant Resources has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At December 31, 2002, subsidiaries of Reliant Resources had letters of credit aggregating approximately $10.9 million on deposit with the Trustee. As with any retail electric provider, the Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default.

                          INDEPENDENT AUDITORS' REPORT

To the Member of
CenterPoint Energy Transition Bond Company, LLC

     We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the Company, formerly Reliant Energy Transition Bond Company LLC), a wholly owned subsidiary of CenterPoint Energy Houston Electric, LLC, as of December 31, 2001 and 2002, and the related statements of income and changes in member's equity for the years ended December 31, 2001 and 2002, and statements of cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002, and its results of operations for the years ended December 31, 2001 and 2002, and its cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Houston, Texas
March 21, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to Instruction I of Form 10-K.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements.
                 Statements of Income and Changes in Member's Equity Balance Sheets
                 Statements of Cash Flows
                 Notes to Financial Statements
                 Report of Independent Public Accountants

          2. Financial Statement Schedules.
                 None.

          3. Exhibits.
                 See the Index to Exhibits which appears following the signature page to this report.

     (b)  Reports on Form 8-K.

                 None.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 26th day of March, 2003.


                               CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                                                (Registrant)

                                      By:     /s/ Marc Kilbride
                                         ---------------------------------
                                                  Marc Kilbride
                                                     Manager


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.


      SIGNATURE                                          TITLE

/s/ Gary L. Whitlock                               President and Manager
-----------------------                        (Principal Executive Officer)
   (Gary L. Whitlock)

/s/ Marc Kilbride                        Vice President, Treasurer and Manager
-----------------------                       (Principal Financial Officer)
   (Marc Kilbride)

/s/ James S. Brian                                     Manager
-----------------------                     (Principal Accounting Officer)
   (James S. Brian)

/s/ Bernard J. Angelo                                  Manager
-----------------------
   (Bernard J. Angelo)

/s/ Andrew L. Stidd                                    Manager
-----------------------
   (Andrew L. Stidd)

                                 CERTIFICATIONS

I, Gary L. Whitlock, certify that:

     1. I have reviewed this annual report on Form 10-K of CenterPoint Energy Transition Bond Company, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



By:  /s/ Gary L. Whitlock
    ----------------------------------------------
         Gary L. Whitlock
         President and Principal Executive Officer

                                 CERTIFICATIONS

I, Marc Kilbride, certify that:

     1. I have reviewed this annual report on Form 10-K of CenterPoint Energy Transition Bond Company, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



By: /s/ Marc Kilbride
    -------------------------------------------------------------
        Marc Kilbride
        Vice President, Treasurer and Principal Financial Officer

                                INDEX TO EXHIBITS


                                                    Report or Registration        SEC File or
Exhibit Number    Description                       Statement                     Registration Number     Exhibit References
--------------    -----------------------------     --------------------------    -------------------     ------------------

4.1               Limited Liability Company         Registration Statement on     333-91093               4.1
                  Agreement of Reliant Energy       Form S-3 filed with the
                  Transition Bond Company LLC       SEC on November 17, 1999
                  as amended and restated

4.2               Certificate of Formation of       Registration Statement on     333-91093               4.2
                  Reliant Energy Transition         Form S-3 filed with the
                  Bond Company LLC                  SEC on November 17, 1999

4.3               Form of Amended and Restated      Current Report on Form        333-91093               4.7
                  Certificate of Formation of       8-K filed with the SEC on
                  Reliant Energy Transition         October 23, 2001
                  Bond Company LLC

4.4               Form of Amended and Restated      Current Report on Form        333-91093               4.3
                  Limited Liability Company         8-K filed with the SEC on
                  Agreement                         October 23, 2001

4.5               Form of Indenture                 Current Report on Form        333-91093               4.4
                                                    8-K filed with the SEC on
                                                    October 23, 2001

4.6               Form of Supplemental              Current Report on Form        333-91093               4.5
                  Indenture                         8-K filed with the SEC on
                                                    October 23, 2001

4.7               Form of the Transition Bonds      Current Report on Form        333-91093               4.6
                  (included in Exhibit 4.5)         8-K filed with the SEC on
                                                    October 23, 2001

10.1              Form of Sale Agreement            Current Report on Form        333-91093               10.1
                                                    8-K filed with the SEC on
                                                    October 23, 2001

10.2              Form of Servicing Agreement       Current Report on Form        333-91093               10.2
                                                    8-K filed with the SEC on
                                                    October 23, 2001

10.3              Form of Administration            Current Report on Form        333-91093               10.3
                  Agreement                         8-K filed with the SEC on
                                                    October 23, 2001

10.4              Form of Intercreditor             Current Report on Form        333-91093               10.4
                  Agreement                         8-K filed with the SEC on
                                                    October 23, 2001

99.1              Financing Order                   Amendment No. 3 to the        333-91093               99.1
                                                    Company's Registration
                                                    Statement on Form S-3
                                                    filed with the SEC on
                                                    September 7, 2001

99.2              Internal Revenue Service          Amendment No. 2 to the        333-91093               99.2
                  Private Letter Ruling             Company's Registration
                  relating to the transition        Statement on Form S-3
                  bonds                             filed with the SEC on
                                                    August 30, 2001


                                                    Report or Registration        SEC File or
Exhibit Number    Description                       Statement                     Registration Number     Exhibit References
--------------    -----------------------------     --------------------------    -------------------     ------------------

99.3              State of Texas Comptroller of     Amendment No. 2 to the        333-91093               99.3
                  Public Accounts rulings           Company's Registration
                  relating to the transition        Statement on Form S-3
                  bonds                             filed with the SEC on
                                                    August 30, 2001