Form 10-Q
period 2003-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2003-05-14
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO           .


                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

             (Exact name of registrant as specified in its charter)



           DELAWARE                                        76-0624152
(State or other jurisdiction of                         (I.R.S. Employer
         incorporation                               Identification Number)
        or organization)


    1111 LOUISIANA, SUITE 4667                           (713) 207-8272
       HOUSTON, TEXAS 77002                      (Registrant's telephone number,
(Address and zip code of principal                     including area code)
        executive offices)


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 9, 2003, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements.................................................................  1
             Statements of Income and Changes in Member's Equity
              Three Months Ended March 31, 2002 and 2003 (unaudited).................................  1
             Balance Sheets
              December 31, 2002 and March 31, 2003 (unaudited).......................................  2
             Statements of Cash Flows
              Three Months Ended March 31, 2002 and 2003 (unaudited).................................  3
             Notes to Unaudited Financial Statements.................................................  4
        Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint
             Energy Transition Bond Company, LLC.....................................................  8
        Item 4. Controls and Procedures..............................................................  9

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K....................................................  10

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

o    significant changes in critical accounting policies;

o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator of the Electric Reliability Council of Texas, Inc.;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                     ----------------------------
                                                                                                         2002             2003
                                                                                                     ------------      ----------
                                                                                                              (IN THOUSANDS)
REVENUES:
  Transition charge revenue ........................................................................      $16,199      $13,400
  Investment income ................................................................................           31          104
                                                                                                          -------      -------
    Total operating revenues .......................................................................       16,230       13,504
                                                                                                          -------      -------
EXPENSES:
  Interest expense .................................................................................        9,617        9,435
  Amortization of transition property ..............................................................        6,028        3,565
  Amortization of transition bond discount and issuance costs ......................................          432          413
  Administrative and general expenses ..............................................................          153           91
                                                                                                          -------      -------
    Total operating expenses .......................................................................       16,230       13,504
                                                                                                          -------      -------

NET INCOME .........................................................................................           --           --

MEMBER'S EQUITY AT BEGINNING OF PERIOD .............................................................           --        3,745

CONTRIBUTED CAPITAL ................................................................................        3,745           --

                                                                                                          -------      -------
MEMBER'S EQUITY AT THE END OF THE PERIOD ...........................................................      $ 3,745      $ 3,745
                                                                                                          =======      =======


             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                        DECEMBER 31,    MARCH 31,
                                                                                                           2002           2003
                                                                                                        ------------    ---------
                                                                                                              (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................................      $ 25,263      $ 11,439
  Transition Charge receivable, net of allowance for doubtful accounts
   of $0.2 million and $0.05 million, respectively .................................................         9,601         8,762
  Other current assets .............................................................................            16            --
                                                                                                          --------      --------
        Current Assets .............................................................................        34,880        20,201

  Intangible transition property ...................................................................       706,220       702,655
  Unamortized debt issuance costs ..................................................................         8,409         8,008
  Restricted funds .................................................................................         2,324         5,261
                                                                                                          --------      --------
        Total Assets ...............................................................................      $751,833      $736,125
                                                                                                          ========      ========

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ................................................................      $ 18,723      $ 26,361
  Accrued interest .................................................................................        11,223         1,676
  Customer deposits ................................................................................         1,178         1,510
  Fees payable to servicer .........................................................................           159            20
                                                                                                          --------      --------
        Current Liabilities ........................................................................        31,283        29,567

  Long-term debt:
    Transition bonds, net of $0.3 million unamortized discount .....................................       716,805       702,813
                                                                                                          --------      --------
        Total Liabilities ..........................................................................       748,088       732,380
                                                                                                          --------      --------

MEMBER'S EQUITY:
  Contributed capital ..............................................................................         3,745         3,745
  Retained earnings ................................................................................            --            --
                                                                                                          --------      --------
        Total Member's Equity ......................................................................         3,745         3,745
                                                                                                          --------      --------

        Total Liabilities and Member's Equity ......................................................      $751,833      $736,125
                                                                                                          ========      ========


             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                          -----------------------
                                                                                                            2002           2003
                                                                                                          --------       --------
                                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .......................................................................................      $     --       $     --
  Adjustments for non cash items:
    Amortization of Transition Bond discount and issuance costs ....................................           432            413
    Amortization of Transition Property ............................................................         6,028          3,565
  Changes in other assets and liabilities:
    Transition charge receivable ...................................................................        (3,290)           839
    Other current assets ...........................................................................            --             16
    Accrued interest ...............................................................................        (5,449)        (9,547)
    Customer deposits ..............................................................................           263            332
    Fees payable to servicer .......................................................................           (67)          (139)
                                                                                                          --------       --------
        Net cash used in operating activities ......................................................        (2,083)        (4,521)
                                                                                                          --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted funds ..........................................................         2,967         (2,937)
                                                                                                          --------       --------
        Net cash provided by (used in) investing activities ........................................         2,967         (2,937)
                                                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt .......................................................................            --         (6,366)
                                                                                                          --------       --------
        Net cash used in financing activities ......................................................            --         (6,366)
                                                                                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................................           884        (13,824)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................................         2,435         25,263
                                                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................................      $  3,319       $ 11,439
                                                                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest ...................................................................................      $ 15,066       $ 18,982



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

     The Company's interim financial statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     REGULATION AND REGULATORY ASSETS AND LIABILITIES. The Company's business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). This accounting standard recognizes the cost-based ratemaking process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company's purpose is to purchase the Transition Property, issue one or more series of Transition Bonds secured by the Transition Property and perform any activity incidental thereto. The Transition Charges are designed to provide the necessary revenues to make such payments. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the Transition Charges are set at levels that will recover an entity's costs and can be charged to and collected from customers. The Company believes it satisfies such requirements and applies the provisions of SFAS No. 71 to its business.

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

     o The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date. The General Subaccount had a balance of $2.5 million at March 31, 2003.

     o The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $8.4 million at March 31, 2003.

     o The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a $0.5 million balance as of March 31, 2003, with a scheduled level of $0.5 million.

     o The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of March 31, 2003, the Capital Subaccount had a balance of $3.7 million.

     TRANSITION CHARGE RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Transition Charge receivable is net of an allowance for doubtful accounts of $0.2 million and $0.05 million as of December 31, 2002 and March 31, 2003, respectively.

     CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than BBB- and Baa3 (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or (2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or
(c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than BBB- and Baa3 (or the equivalent) from S&P and Moody's, respectively. As of March 31, 2003, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and affiliate guarantees aggregating approximately $1.5 million, $11.8 million and $1.0 million, respectively.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

     REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, CenterPoint Houston, as servicer of the Transition Charges (Servicer), implemented the nonbypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

    AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. Amortization of the Transition Property included regulatory adjustments of $12 million for the three months ended March 31, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Transition Charges are expected to be reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

     INCOME TAXES. The Company is organized as a single-member limited liability company and will not be subject to United States federal income tax as an entity separate from CenterPoint Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that
(i) the Company's receipt of the Transition Property, (ii) the Company's receipt of the Transition Charges and (iii) the Company's short-term earnings from investment of the Transition Charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income taxes or Texas franchise taxes.

(3) LONG-TERM DEBT

     Interest payments on the Transition Bonds are due semi-annually beginning March 15, 2002 and are paid from funds deposited daily with the Trustee by CenterPoint Houston as Servicer of the Transition Property. Principal payments on the Transition Bonds are due semi-annually.

     The source of repayment for the Transition Bonds is the Transition Charges. The Servicer collects this non-bypassable charge from retail providers of electricity in CenterPoint Houston's service territory. The Servicer deposits Transition Charge collections into a General Subaccount maintained by the Trustee. The Transition Charges collected from January 1, 2003 through March 31, 2003 were $14.3 million. A principal payment of $6.4 million was made on March 17, 2003.

(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during each of the three month periods ended March 31, 2002 and 2003.

     The Company also entered into an intercreditor agreement with CenterPoint Houston and other parties related to the servicing of the Transition Bonds. In addition, CenterPoint Houston has agreed to indemnify the Trustee on the Company's behalf to the extent the indemnification provided for under the Transition Bond indenture is not recoverable from the Company as a fixed expense.

     In order to obtain the desired ratings on the Transition Bonds, CenterPoint Houston deposited $3.0 million in a specified reserve account for the benefit of Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, as cash collateral for an indemnification obligation of CenterPoint Houston arising in connection with the issuance of the Transition Bonds. All funds remaining in the specified reserve account less any amounts then due and owing to Deutsche Bank Trust Company Americas will be released to CenterPoint Houston upon final payment of the Transition Bonds.

     Certain debt issuance costs paid by CenterPoint Houston were reimbursed by the Company upon issuance of the Transition Bonds.

    Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Reliant Resources has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At March 31, 2003, subsidiaries of Reliant Resources had letters of credit aggregating approximately $10.9 million on deposit with the Trustee. As with any retail electric provider, the Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued Transition Bonds and used the net proceeds to purchase the Transition Property from Reliant Energy. As we are restricted by our organizational documents from engaging in activities other than those described in Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2002, income statement effects were limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2003, revenue from Transition Charges was $13.4 million and investment income was $0.1 million. Interest expense of $9.4 million related to interest on the Transition Bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $12 million for the three months ended March 31, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.09 million, including servicing fees of $0.1 million for the three months ended March 31, 2003.

     For the three months ended March 31, 2002, revenue from Transition Charges was $16.2 million and investment income was $0.03 million. Interest expense of $9.6 million relates to interest on the Transition Bonds and amortization expense of $0.4 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property includes regulatory adjustments of $9.4 million for the three months ended March 31, 2002. We recorded administrative expenses of $0.2 million, including bad debt expense of $0.03 million and servicing fees of $0.1 million for the three months ended March 31, 2002.

     We use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges, together with interest earned on collected Transition Charges, are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and
(3) the fees charged by CenterPoint Houston for servicing the Transition Property and providing administrative services to us. From the October 2001 issuance date of the Transition Bonds to the March 15, 2003 semi-annual debt service payment date, the aggregate amount of collected Transition Charges and interest thereon was $82.4 million, and the aggregate amount expected to have been collected was $74.0 million. As a result of the overcollections, $8.4 million has been deposited into the Reserve Subaccount.

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

     As of March 31, 2003, one of the retail electric providers with which we do business was in default and currently is in bankruptcy. That retail electric provider's deposit with the trustee is more than sufficient to satisfy its outstanding Transition Charge balance. Nevertheless, the bankruptcy court has ruled that the entire deposit, net of the Transition Charge balance, is the property of CenterPoint Houston. Neither we nor CenterPoint Houston has taken any action to recover funds from this deposit to satisfy the outstanding Transition Charge balance.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Section 906 Certification of Gary L. Whitlock

          99.2 Section 906 Certification of Marc Kilbride

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                                       By: /s/ James S. Brian
                                           -----------------------------
                                               James S. Brian
                                               Senior Vice President and
                                               Chief Accounting Officer

Date: May 14, 2003

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

Date: May 14, 2003


By: /s/ Gary L. Whitlock
    -------------------------------------------
        Gary L. Whitlock
        President (Principal Executive Officer)

                                 CERTIFICATIONS

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

Date: May 14, 2003


By: /s/ Marc Kilbride
    ---------------------------------------------------------
    Marc Kilbride
    Vice President, Treasurer and Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
99.1                    Section 906 Certification of Gary L. Whitlock

99.2                    Section 906 Certification of Marc Kilbride