Form 10-Q
period 2003-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2003-08-14
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

             (Exact name of registrant as specified in its charter)

                     DELAWARE                           76-0624152
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification Number)


           1111 LOUISIANA, SUITE 4667                     77002
                 HOUSTON, TEXAS                         (Zip Code)
     (Address of principal executive offices)

                                 (713) 207-8272
              (Registrant's telephone number, including area code)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 8, 2003, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements........................................................1
              Statements of Income and Changes in Member's Equity
                Three Months and Six Months Ended June 30, 2002 and 2003 (unaudited)..........1
              Balance Sheets
                December 31, 2002 and June 30, 2003 (unaudited)...............................2
              Statements of Cash Flows
                Six Months Ended June 30, 2002 and 2003 (unaudited)...........................3
              Notes to Unaudited Financial Statements.........................................4
          Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint
              Energy Transition Bond Company, LLC.............................................9
          Item 4. Controls and Procedures....................................................10

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K...........................................11

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

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of laws, orders or regulations applicable to our business;

     o non-payment of transition charges due to financial distress of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston's) customers, including its largest customer, Reliant Resources, Inc.;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                         --------------------  --------------------
                                                            2002       2003       2002       2003
                                                         ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS)
REVENUES:
  Transition charge revenue ...........................  $  17,106  $  16,638  $  33,304  $  30,038
  Investment income ...................................         37         60         68        164
                                                         ---------  ---------  ---------  ---------
    Total operating revenues ..........................     17,143     16,698     33,372     30,202
                                                         ---------  ---------  ---------  ---------

EXPENSES:
  Interest expense ....................................      9,630      9,430     19,247     18,865
  Amortization of transition property .................      6,926      6,732     12,954     10,297
  Amortization of transition bond discount and
    issuance costs ....................................        432        406        863        819
  Administrative and general expenses .................        155        130        308        221
                                                         ---------  ---------  ---------  ---------
    Total operating expenses ..........................     17,143     16,698     33,372     30,202
                                                         ---------  ---------  ---------  ---------



NET INCOME.............................................         --         --         --         --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ................      3,745      3,745         --      3,745

CONTRIBUTED CAPITAL ...................................         --         --      3,745         --
                                                         ---------  ---------  ---------  ---------

MEMBER'S EQUITY AT THE END OF THE PERIOD ..............  $   3,745  $   3,745  $   3,745  $   3,745
                                                         =========  =========  =========  =========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              DECEMBER 31,    JUNE 30,
                                                                                  2002          2003
                                                                              ------------   ----------
                                                                                    (IN THOUSANDS)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................    $   25,263    $   26,088
  Transition Charge receivable ............................................         9,601        10,790
  Restricted funds ........................................................            --         1,577
  Other current assets ....................................................            16            --
                                                                               ----------    ----------
        Current Assets ....................................................        34,880        38,455

  Intangible transition property ..........................................       706,220       695,923
  Unamortized debt issuance costs .........................................         8,409         7,615
  Restricted funds ........................................................         2,324         3,761
                                                                               ----------    ----------
        Total Assets ......................................................    $  751,833    $  745,754
                                                                               ==========    ==========

                          LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt .......................................    $   18,723    $   26,361
  Accrued interest ........................................................        11,223        11,106
  Customer deposits .......................................................         1,178         1,577
  Fees payable to servicer ................................................           159           140
                                                                               ----------    ----------
        Current Liabilities ...............................................        31,283        39,184

  Long-term debt:
    Transition bonds, net of unamortized discount of $0.3 million and
      $0.2 million, respectively ..........................................       716,805       702,825
                                                                               ----------    ----------
        Total Liabilities .................................................       748,088       742,009
                                                                               ----------    ----------

MEMBER'S EQUITY:
  Contributed capital .....................................................         3,745         3,745
  Retained earnings .......................................................            --            --
                                                                               ----------    ----------
        Total Member's Equity .............................................         3,745         3,745
                                                                               ----------    ----------

         Total Liabilities and Member's Equity ............................    $  751,833    $  745,754
                                                                               ==========    ==========


             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                                 2002         2003
                                                                              ---------    ---------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................   $      --    $      --
  Adjustments for non cash items:
    Amortization of Transition Bond discount and issuance costs ...........         863          819
    Amortization of Transition Property ...................................      12,954       10,297
  Changes in other assets and liabilities:
    Transition Charge receivable ..........................................      (5,703)      (1,189)
    Other current assets ..................................................          --           16
    Restricted funds ......................................................          --       (1,577)
    Accrued interest ......................................................       4,178         (117)
    Customer deposits .....................................................         840          399
    Fees payable to servicer ..............................................          25          (20)
                                                                              ---------    ---------
        Net cash provided by operating activities .........................      13,157        8,628
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted funds .................................       2,961       (1,437)
                                                                              ---------    ---------
        Net cash provided by (used in) investing activities ...............       2,961       (1,437)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt ..............................................          --       (6,366)
                                                                              ---------    ---------
        Net cash used in financing activities .............................          --       (6,366)
                                                                              ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................      16,118          825

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................       2,435       25,263
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $  18,553    $  26,088
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest ..........................................................   $  15,066    $  18,982



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

     The Company was organized in November 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding the Transition Property to be acquired from CenterPoint Houston. The Company had no operations until October 2001.

     On October 24, 2001, the Company issued $748.9 million of Transition Bonds and used the net proceeds to purchase the Transition Property from CenterPoint Houston and pay expenses of issuance. For additional information relating to the Transition Bonds, see Note 3.

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

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

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

     o The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date. The General Subaccount had a balance of $17.1 million at June 30, 2003.

     o The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $8.5 million at June 30, 2003.

     o The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a $0.5 million balance as of June 30, 2003, with a scheduled level of $0.5 million.

     o The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and

          Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of June 30, 2003, the Capital Subaccount had a balance of $3.8 million.

     CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than BBB- and Baa3 (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or (2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or
(c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than BBB- and Baa3 (or the equivalent) from S&P and Moody's, respectively. As of June 30, 2003, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and affiliate guarantees aggregating approximately $1.6 million, $12.0 million and $1.7 million, respectively.

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

         The following table shows the aggregate amount of Transition Charges collected by the Company during each month from the date of issuance of the Transition Bonds through June 30, 2003 (in thousands):

                                            2001               2002              2003
                                         ----------       ----------      ----------
                          January        $       --       $    4,584      $    4,902
                          February               --            3,997           4,693
                          March                  --            4,297           4,698
                          April                  --            5,144           4,986
                          May                    --            3,678           4,236
                          June                   --            5,805           5,378
                          July                   --            5,892
                          August                 --            7,091
                          September              --            7,195
                          October                 2            8,799
                          November              414            6,119
                          December            1,937            5,390

     In all material respects for each materially significant retail electric provider, each such retail provider (i) has been billed in accordance with the applicable Financing Order of the Texas Utility Commission, (ii) has made all payments in compliance with the requirements outlined in the Financing Order, and (iii) has satisfied the creditworthiness requirements of the Financing Order. For a description of the creditworthiness requirements, see "Customer Deposits" above.

    AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. Amortization of the Transition Property included regulatory adjustments of $8.6 million and $20.5 million for the three months and six months ended June 30, 2003, respectively, to defer amortization costs until periods in which Transition Charge revenue is recorded. The Transition Charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

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

     The following table shows scheduled and actual principal payments on the Transition Bonds from the issuance date through June 30, 2003 (in thousands):

                                Class A-1                Class A-2              Class A-3              Class A-4
                         Scheduled      Actual     Scheduled    Actual    Scheduled    Actual    Scheduled    Actual
                         ---------      ------     ---------    ------    ---------    ------    ---------    ------
March 15, 2002           $     --      $     --      $   --     $  --      $   --      $  --       $   --     $  --
September 15, 2002         13,106        13,106          --        --          --         --           --        --
March 15, 2003              6,366         6,366          --        --          --         --           --        --

(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees for the three and six months ended June 30, 2002 of $0.09 million and $0.2 million, respectively. The Company recorded administrative and servicing fees for the three and six months ended June 30, 2003 of $0.09 million and $0.2 million, respectively.

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

    Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Reliant Resources has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At June 30, 2003, subsidiaries of Reliant Resources had letters of credit aggregating approximately $10.9 million on deposit with the Trustee. As with any retail electric provider, the Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

     For the three months ended June 30, 2003, revenue from Transition Charges was $16.6 million and investment income was $0.06 million. Interest expense of $9.4 million related to interest on the Transition Bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $6.7 million included regulatory adjustments of $8.6 million for the three months ended June 30, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.1 million for the three months ended June 30, 2003.

     For the six months ended June 30, 2003, revenue from Transition Charges was $30.0 million and investment income was $0.2 million. Interest expense of $18.9 million relates to interest on the Transition Bonds and amortization expense of $0.8 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $10.3 million includes regulatory adjustments of $20.5 million for the six months ended June 30, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.2 million for the six months ended June 30, 2003.

     For the three months ended June 30, 2002, revenue from Transition Charges was $17.1 million and investment income was $0.04 million. Interest expense of $9.6 million relates to interest on the Transition Bonds and amortization expense of $0.4 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $6.9 million includes regulatory adjustments of $8.5 million for the three months ended June 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $0.2 million, including bad debt expense of $0.06 million, and servicing fees of $0.09 million for the three months ended June 30, 2002.

     For the six months ended June 30, 2002, revenue from Transition Charges was $33.3 million and investment income was $0.07 million. Interest expense of $19.2 million relates to interest on the Transition Bonds and amortization expense of $0.9 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $13.0 million includes regulatory adjustments of $17.8 million for the six months ended June 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $0.3 million, including bad debt expense of $0.1 million, and servicing fees of $0.2 million for the six months ended June 30, 2002.

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

     The Transition Charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

     CenterPoint Houston filed on August 1, 2003 with the Texas Utility Commission, in Docket No. 28252, the Transition Charges to be effective November 1, 2003. CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. The adjusted Transition Charges are designed to collect $70,409,224 during the year ended October 31, 2004. This amount reflects a reduction of $11,443,707 due to an expected over-recovery. This over-recovery results from growth in billings in the residential and small commercial sectors, which exceed the previous forecasts for the fifteen-month period ended October 31, 2003. The $11,443,707 over-recovery reduces the revenues that are otherwise required by 14 % for the upcoming collection period ended October 31, 2004.

     As of June 30, 2003, one of the retail electric providers with which we do business was in default and currently is in bankruptcy. That retail electric provider's deposit with the Trustee is more than sufficient to satisfy its outstanding Transition Charge balance.

     Holders of Transition Bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments are dependent upon the Transition Property and the right to collect the Transition Charges over a period limited by Texas law to 15 years.

     In addition, collections of Transition Charges are dependent on the amount of electricity consumed within CenterPoint Houston's service territory.

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                               SEC FILE
                                                                                                  OR
  EXHIBIT                                                                                     REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
  -------      -----------------------------------    --------------------------------        ------------    ---------
     4.1       Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
               Liability Company Agreement of
               Reliant Energy Transition Bond
               Company LLC

     4.2       Amended and Restated Certificate       Form 8-K dated October 23, 2001           333-91093        4.7
               of Formation of Reliant Energy
               Transition Bond Company LLC

    +4.3       Certificate of Amendment to the
               Certificate of Formation of Reliant
               Energy Transition Bond Company, LLC

   +10.1       Semiannual Servicer's Certificate,
               dated as of March 14, 2003, as to the
               transition bond balances, the
               balances of the collection account
               and its sub-accounts, and setting
               forth transfers and payments to be
               made on the March 17, 2003 payment
               date.

   +10.2       Servicer's Annual Calculation Date
               Statement, dated as of the August 1,
               2003 true-up filing with the Texas
               Utility Commission, as to the
               transition bond balances, the
               balances of the collection account
               and its sub-accounts, and certain
               projections of those balances.

   +10.3       Application of CenterPoint Energy
               Houston Electric, LLC on behalf of
               CenterPoint Energy Transition Bond
               Company, LLC for a Standard True-Up
               of Transition Charges dated August 1,
               2003

   +31.1       Section 302 Certification of Gary L.
               Whitlock

   +31.2       Section 302 Certification of Marc
               Kilbride

   +32.1       Section 906 Certification of Gary L.
               Whitlock

   +32.2       Section 906 Certification of Marc
               Kilbride

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                                       By: /s/ James S. Brian
                                           -------------------------------------
                                               James S. Brian
                                               Senior Vice President and
                                               Chief Accounting Officer

Date: August 13, 2003

                  INDEX TO EXHIBITS

                                                                                               SEC FILE
                                                                                                  OR
  EXHIBIT                                                                                     REGISTRATION     EXHIBIT
  NUMBER                   DESCRIPTION                REPORT OR REGISTRATION STATEMENT           NUMBER       REFERENCE
  -------      -----------------------------------    --------------------------------        ------------    ---------
     4.1       Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
               Liability Company Agreement of
               Reliant Energy Transition Bond
               Company LLC

     4.2       Amended and Restated Certificate       Form 8-K dated October 23, 2001           333-91093        4.7
               of Formation of Reliant Energy
               Transition Bond Company LLC

    +4.3       Certificate of Amendment to the
               Certificate of Formation of Reliant
               Energy Transition Bond Company, LLC

   +10.1       Semiannual Servicer's Certificate,
               dated as of March 14, 2003, as to the
               transition bond balances, the
               balances of the collection account
               and its sub-accounts, and setting
               forth transfers and payments to be
               made on the March 17, 2003 payment
               date.

   +10.2       Servicer's Annual Calculation Date
               Statement, dated as of the August 1,
               2003 true-up filing with the Texas
               Utility Commission, as to the
               transition bond balances, the
               balances of the collection account
               and its sub-accounts, and certain
               projections of those balances.

   +10.3       Application of CenterPoint Energy
               Houston Electric, LLC on behalf of
               CenterPoint Energy Transition Bond
               Company, LLC for a Standard True-Up
               of Transition Charges dated August 1,
               2003

   +31.1       Section 302 Certification of Gary L.
               Whitlock

   +31.2       Section 302 Certification of Marc
               Kilbride

   +32.1       Section 906 Certification of Gary L.
               Whitlock

   +32.2       Section 906 Certification of Marc
               Kilbride