Form 10-Q
period 2003-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2003-11-14
CIK 1098911

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                or organization)                              Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of November 3, 2003, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements.................................................................1
             Statements of Income and Changes in Member's Equity
               Three Months and Nine Months Ended September 30, 2002 and 2003 (unaudited).............1
             Balance Sheets
               December 31, 2002 and September 30, 2003 (unaudited)...................................2
             Statements of Cash Flows
               Nine Months Ended September 30, 2002 and 2003 (unaudited)..............................3
             Notes to Unaudited Interim Financial Statements..........................................4
         Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint
                 Energy Transition Bond Company, LLC .................................................9
         Item 4. Controls and Procedures.............................................................10
PART II. OTHER INFORMATION
         Item 6. Exhibits and Reports on Form 8-K....................................................11

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

      The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

      - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, changes in or application of laws, orders or regulations applicable to our business;

      - non-payment of transition charges due to financial distress of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston's) customers, including its largest customer, Reliant Resources, Inc.;

      - the accuracy of the servicer's estimates of market demand and prices for energy;

      - the accuracy of the servicer's estimates of industrial, commercial and residential growth in CenterPoint Houston's service territory;

      -     changes in market demand and demographic patterns;

      - weather variations and other natural phenomena affecting retail electric customer energy usage;

      - the operating performance of CenterPoint Houston's facilities and third-party suppliers of electric energy in CenterPoint Houston's service territory;

      - the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves;

      -     legal and administrative proceedings and settlements;

      -     changes in tax laws;

      -     any lack of effectiveness of our disclosure controls and procedures;

      -     significant changes in critical accounting policies;

      - acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

      - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator of the Electric Reliability Council of Texas, Inc.;

      - political, legal, regulatory and economic conditions and developments in the United States; and

      - other factors we discuss in this Form 10-Q and our other SEC filings.

      You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                      2002        2003          2002         2003
                                                      ----        ----          ----         ----
                                                                    (IN THOUSANDS)
REVENUES:
  Transition charge revenue ..................      $25,184      $18,106      $58,488      $48,144
  Investment income ..........................          105           78          173          243
                                                    -------      -------      -------      -------
    Total operating revenues .................       25,289       18,184       58,661       48,387
                                                    -------      -------      -------      -------
EXPENSES:
  Interest expense ...........................        9,609        9,409       28,855       28,274
  Amortization of transition property ........       14,981        8,209       27,936       18,507
  Amortization of transition bond discount and
    issuance costs ...........................          429          403        1,292        1,222
  Administrative and general expenses ........          270          163          578          384
                                                    -------      -------      -------      -------
    Total operating expenses .................       25,289       18,184       58,661       48,387
                                                    -------      -------      -------      -------
NET INCOME ...................................           --           --           --           --
MEMBER'S EQUITY AT BEGINNING OF PERIOD .......        3,745        3,745        3,745        3,745
CONTRIBUTED CAPITAL ..........................           --           --           --           --
                                                    -------      -------      -------      -------
MEMBER'S EQUITY AT THE END OF THE PERIOD .....      $ 3,745      $ 3,745      $ 3,745      $ 3,745
                                                    =======      =======      =======      =======

        See Notes to the Company's Unaudited Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              DECEMBER 31,  SEPTEMBER 30,
                                                                                  2002          2003
                                                                                  ----          ----
                                                                                     (IN THOUSANDS)

                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................................      $ 25,263      $ 13,198
  Transition charges receivable ..........................................         9,601        10,383
  Restricted funds .......................................................            --         1,689
  Other current assets ...................................................            16            --
                                                                                --------      --------
        Current Assets ...................................................        34,880        25,270

  Intangible transition property .........................................       706,220       687,713
  Unamortized debt issuance costs ........................................         8,409         7,224
  Restricted funds .......................................................         2,324         3,744
                                                                                --------      --------
        Total Assets .....................................................      $751,833      $723,951
                                                                                ========      ========

                          LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ......................................      $ 18,723      $ 41,189
  Accrued interest .......................................................        11,223         1,655
  Customer deposits ......................................................         1,178         1,689
  Fees payable to servicer ...............................................           159            20
                                                                                --------      --------
        Current Liabilities ..............................................        31,283        44,553

  Long-term debt:
    Transition bonds, net of unamortized discount of $0.3 million and $0.2
      million, respectively ..............................................       716,805       675,653
                                                                                --------      --------
        Total Liabilities ................................................       748,088       720,206
                                                                                --------      --------
MEMBER'S EQUITY:
  Contributed capital ....................................................         3,745         3,745
  Retained earnings ......................................................            --            --
                                                                                --------      --------
        Total Member's Equity ............................................         3,745         3,745
                                                                                --------      --------
        Total Liabilities and Member's Equity ............................      $751,833      $723,951
                                                                                ========      ========

        See Notes to the Company's Unaudited Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                        -------------
                                                                      2002           2003
                                                                      ----           ----
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................     $      --       $     --
  Adjustments for non cash items:
    Amortization of Transition Bond discount and issuance costs         1,292          1,222
    Amortization of Transition Property .......................        27,936         18,507
    Changes in other assets and liabilities:
      Transition charges receivable ............................       (10,635)          (782)
      Other current assets ....................................            --             16
      Restricted funds ........................................            --         (1,689)
      Accrued interest ........................................        (5,444)        (9,568)
      Customer deposits .......................................           946            511
      Fees payable to servicer ................................           (99)          (139)
                                                                     --------       --------
        Net cash provided by operating activities .............        13,996          8,078
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted funds .....................         1,448         (1,420)
                                                                     --------       --------
        Net cash provided by (used in) investing activities ...         1,448         (1,420)
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt ..................................       (13,106)       (18,723)
                                                                     --------       --------
        Net cash used in financing activities .................       (13,106)       (18,723)
                                                                     --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........         2,338        (12,065)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................         2,435         25,263
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  4,773       $ 13,198
                                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest ..............................................      $ 34,300       $ 37,841

        See Notes to the Company's Unaudited Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

      The Texas Electric Choice Plan (Texas electric restructuring law), enacted in 1999, authorized competition in the retail and generation markets for electricity beginning in January 2002 and provides for recovery of stranded costs (i.e., the excess of net regulatory book value of generation assets (as defined by the Texas electric restructuring law) over the market value of those assets) and generation-related regulatory assets (as defined by the Texas electric restructuring law) through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999 (Transition Charges). The Texas electric restructuring law authorizes the Public Utility Commission of Texas (Texas Utility Commission) to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect Transition Charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the Transition Charges. The electric utility's right to receive the Transition Charges and its other rights and interests under the financing order constitute Transition Property. The Texas Utility Commission issued a financing order to CenterPoint Houston on May 31, 2000 (Financing Order) that authorized CenterPoint Houston to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.

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

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act, among other things, generally limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

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

      CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

      - The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date. The General Subaccount had a balance of $3.5 million at September 30, 2003.

      - The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $9.0 million at September 30, 2003.

      - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a $0.6 million balance as of September 30, 2003, with a scheduled level of $0.6 million.

      - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of September 30, 2003, the Capital Subaccount had a balance of $3.7 million.

      CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than BBB- and Baa3 (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or (2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or
(c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than BBB- and Baa3 (or the equivalent) from S&P and Moody's, respectively. As of September 30, 2003, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and affiliate guarantees aggregating approximately $1.7 million, $11.9 million and $1.6 million, respectively.

      DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

      REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, CenterPoint Houston, as servicer of the Transition Charges (Servicer), implemented the nonbypassable Transition Charges on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

      The following table shows the aggregate amount of Transition Charges collected by the Company during each month from the date of issuance of the Transition Bonds through September 30, 2003 (in thousands):

                          2001         2002        2003
                          ----         ----        ----
          January       $   --        $4,584      $4,902
          February          --         3,997       4,693
          March             --         4,297       4,698
          April             --         5,144       4,986
          May               --         3,678       4,236
          June              --         5,805       5,378
          July              --         5,892       6,195
          August            --         7,091       5,948
          September         --         7,195       6,359
          October            2         8,799
          November         414         6,119
          December       1,937         5,390

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

      AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. Amortization of the Transition Property included regulatory adjustments of $0.4 million and $18.2 million for the three months and nine months ended September 30, 2002, respectively, and $7.2 million and $27.6 million for the three months and nine months ended September 30, 2003, respectively, to defer amortization costs until periods in which Transition Charge revenue is recorded. The Transition Charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

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

      The following table shows scheduled and actual principal payments on the Transition Bonds from the issuance date through September 30, 2003 (in thousands):

                                Class A-1                Class A-2              Class A-3              Class A-4
                                ---------                ---------              ---------              ---------
                         Scheduled       Actual     Scheduled    Actual    Scheduled    Actual    Scheduled    Actual
                         ---------       ------     ---------    ------    ---------    ------    ---------    ------
March 15, 2002          $      --     $      --     $     --    $   --    $      --    $   --    $      --    $   --
September 15, 2002          13,106        13,106          --        --           --        --           --        --
March 15, 2003               6,366         6,366          --        --           --        --           --        --
September 15, 2003          12,357        12,357          --        --           --        --           --        --

(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

      Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees for the three and nine months ended September 30, 2002 of $0.1 million and $0.4 million, respectively. The Company recorded administrative and servicing fees for the three and nine months ended September 30, 2003 of $0.1 million and $0.4 million, respectively.

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

      Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Subsidiaries of Reliant Resources have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At September 30, 2003, subsidiaries of Reliant Resources had letters of credit aggregating approximately $10.9 million on deposit with the Trustee. As with any retail electric provider, the Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

      For the three months ended September 30, 2003, revenue from Transition Charges was $18.1 million and investment income was $0.08 million. Interest expense of $9.4 million related to interest on the Transition Bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $8.2 million included regulatory adjustments of $7.2 million for the three months ended September 30, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.2 million for the three months ended September 30, 2003.

      For the nine months ended September 30, 2003, revenue from Transition Charges was $48.1 million and investment income was $0.2 million. Interest expense of $28.3 million relates to interest on the Transition Bonds and amortization expense of $1.2 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $18.5 million includes regulatory adjustments of $27.6 million for the nine months ended September 30, 2003 to defer amortization costs until periods in which Transition Charge revenue is recorded. We recorded administrative expenses of $0.4 million for the nine months ended September 30, 2003.

      For the three months ended September 30, 2002, revenue from Transition Charges was $25.2 million and investment income was $0.1 million. Interest expense of $9.6 million relates to interest on the Transition Bonds and amortization expense of $0.4 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $15.0 million includes regulatory adjustments of $0.4 million for the three months ended September 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $0.3 million for the three months ended September 30, 2002.

      For the nine months ended September 30, 2002, revenue from Transition Charges was $58.5 million and investment income was $0.2 million. Interest expense of $28.9 million relates to interest on the Transition Bonds and amortization expense of $1.3 million relates to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property of $27.9 million includes regulatory adjustments of $18.2 million for the nine months ended September 30, 2002 to defer amortization costs until periods in which Transition Charge revenue is recorded. The Company recorded administrative expenses of $0.6 million for the nine months ended September 30, 2002.

      We use collections of Transition Charges to make scheduled principal and interest payments on the Transition Bonds. Transition Charges, together with interest earned on collected Transition Charges, are expected to offset (1) interest expense on the Transition Bonds, (2) amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds and
(3) the fees charged by CenterPoint Houston for servicing the Transition Property and providing administrative services to us. From the October 2001 issuance date of the Transition Bonds to the September 15, 2003 semi-annual debt service payment date, the aggregate amount of collected Transition Charges and interest thereon was $114.6 million, and the aggregate amount expected to have been collected was $105.6 million. As a result of the overcollections, $9.0 million has been deposited into the Reserve Subaccount.

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

      CenterPoint Houston filed on August 1, 2003 with the Texas Utility Commission the Transition Charges that became effective November 1, 2003. CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. The adjusted Transition Charges are designed to collect $70.4 million during the year ended October 31, 2004. This amount reflects a reduction of $11.4 million from the prior year's Transition Charges due to an expected over-recovery during the twelve-month period ended October 31, 2003. This over-recovery results from growth in billings in the residential and small commercial sectors which exceeded the previous forecasts for the twelve-month period ended October 31, 2003. The $11.4 million over-recovery reduces the revenues that are otherwise required by 14% for the upcoming collection period ended October 31, 2004.

      In June 2003, the Texas Utility Commission ruled that one particular customer was not required to pay Transition Charges based on an exemption in the Public Utility Regulatory Act for customers generating their own qualifying electricity on-site. The Office of the Public Utility Counsel has appealed that ruling. The Texas Utility Commission's order and the appeal thereof are not expected to impact the recovery of Transition Charges during the twelve-month period beginning November 1, 2003 for which the Texas Utility Commission already has approved CenterPoint Houston's Transition Charge rates.

      As of September 30, 2003, one retail electric provider had filed for bankruptcy but continues to operate. Prior to the bankruptcy filing, made in March 2003, this retail electric provider deposited funds with the Trustee for the Transition Bonds (Trustee) to secure payment of its Transition Charges to us. Although this deposit will not cover all of the Transition Charges owed to us for the period prior to the bankruptcy filing, we believe that it will cover a substantial portion thereof. This deposit has not yet been applied by the Trustee. The Servicer is seeking recovery in the bankruptcy proceeding of all amounts owed to us by the retail electric provider for periods prior to the bankruptcy filing. The Servicer has entered into an arrangement with the retail electric provider under which the retail electric provider has provided a Transition Charge deposit in connection with its post-bankruptcy operations, which deposit is held by the Trustee. The retail electric provider is current in all of its Transition Charge payments for the period since the bankruptcy filing. In the course of evaluating the Servicer's actions relating to this retail electric provider payments and its bankruptcy, we have identified certain instances in which the Servicer may not have complied fully with the Service Agreement; the Servicer may have failed to act promptly to apply (or to seek Bankruptcy Court permission to apply) the pre-bankruptcy deposit to the unpaid Transition Charges and failed to obtain prior consent from the Trustee and the majority of the bondholders and to notify the rating agencies before entering into the alternative arrangement that allowed the retail electric provider to post an additional deposit to continue providing service. This noncompliance has not affected our ability to pay interest and principal on the bonds and, in addition, amounts in the Capital Account are more than sufficient to cover the amount of the Transition Charges owed to us by this retail electric provider for the period prior to the filing of its bankruptcy petition in the event that we do not recover such amounts in the bankruptcy proceeding. We expect to ultimately recover in the bankruptcy proceeding amounts owed to us by this retail electric provider. We will continue to work with the bankruptcy trustee and the Trustee to recover and apply all amounts owing to us.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


                                                                                                   SEC FILE
                                                                                                      OR
 EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
  ------                   -----------                     --------------------------------         ------      ---------
   4.1     --    Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2     --    Amended and Restated Certificate of    Form 8-K dated October 23, 2001           333-91093        4.7
                 Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3     --    Certificate of Amendment to the        Form 10-Q dated June 30, 2003             333-91093        4.3
                 Certificate of Formation of Reliant
                 Energy Transition Bond Company, LLC

  +10.1    --    Semiannual Servicer's Certificate,
                 dated as of September 12, 2003, as
                 to the transition bond balances, the
                 balances of the collection account
                 and its sub-accounts, and setting
                 forth transfers and payments to be
                 made on the September 15, 2003
                 payment date.

  +31.1     --   Section 302 Certification of Gary L.
                 Whitlock

  +31.2     --   Section 302 Certification of Marc
                 Kilbride

  +32.1     --   Section 906 Certification of Gary L.
                 Whitlock

  +32.2     --   Section 906 Certification of Marc
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

                          CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                             By:  /s/ James S. Brian
                                  ----------------------------------------------
                                      James S. Brian
                                      Senior Vice President and Chief Accounting
                                      Officer

Date: November 14, 2003

                               INDEX TO EXHIBITS

            The following exhibits are filed herewith:

            Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.


                                                                                                   SEC FILE
                                                                                                      OR
 EXHIBIT                                                                                         REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
  ------                   -----------                     --------------------------------         ------      ---------
   4.1     --    Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2     --    Amended and Restated Certificate of    Form 8-K dated October 23, 2001           333-91093        4.7
                 Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3     --    Certificate of Amendment to the        Form 10-Q dated June 30, 2003             333-91093        4.3
                 Certificate of Formation of Reliant
                 Energy Transition Bond Company, LLC

  +10.1    --    Semiannual Servicer's Certificate,
                 dated as of September 12, 2003, as
                 to the transition bond balances, the
                 balances of the collection account
                 and its sub-accounts, and setting
                 forth transfers and payments to be
                 made on the September 15, 2003
                 payment date.

  +31.1     --   Section 302 Certification of Gary L.
                 Whitlock

  +31.2     --   Section 302 Certification of Marc
                 Kilbride

  +32.1     --   Section 906 Certification of Gary L.
                 Whitlock

  +32.2     --   Section 906 Certification of Marc
                 Kilbride