Form 10-K
period 2003-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2004-03-29
CIK 1098911

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                          Identification Number)

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

         The aggregate market value of the member's equity held by non-affiliates of the registrant as of June 30, 2003: None

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

                                                    PART I

Item 1.        Business.......................................................................................   1
Item 2.        Properties.....................................................................................   2
Item 3.        Legal Proceedings..............................................................................   2
Item 4.        Submission of Matters to a Vote of Security Holders............................................   3

                                                   PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..........................   3
Item 6.        Selected Financial Data........................................................................   3
Item 7.        Management's Narrative Analysis of Results of Operations.......................................   4
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................................   5
Item 8.        Financial Statements and Supplementary Data of the Company.....................................   6
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  15
Item 9A.       Controls and Procedures........................................................................  15

                                                   PART III

Item 10.       Directors and Executive Officers of the Registrant.............................................  15
Item 11.       Executive Compensation.........................................................................  15
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters........................................................................................  15
Item 13.       Certain Relationships and Related Transactions.................................................  15
Item 14.       Principal Accountant Fees and Services.........................................................  15

                                                   PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  16

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

- the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

-        other factors we discuss in this Form 10-K and our other SEC filings.

         You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

         GENERAL

         We are a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). We were organized on November 10, 1999, and amended and restated our limited liability company agreement and certificate of formation on October 24, 2001. Our principal purposes are:

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

         TRANSITION PROPERTY

         The transition property (Transition Property) that we purchased from Reliant Energy, Incorporated (now CenterPoint Houston) includes the irrevocable right to impose, collect and receive, through the Transition Charges payable by retail electric customers within CenterPoint Houston's certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs authorized in the financing order (Financing Order) issued by the Texas Utility Commission, including the right to receive Transition Charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the Transition Bonds. All revenues and collections resulting from Transition Charges are part of the Transition Property. CenterPoint Houston's qualified costs authorized in the Financing Order approving the issuance of the Transition Bonds include:

         - certain of CenterPoint Houston's generation-related regulatory assets, as determined in the Financing Order, and

         - certain costs of issuing, supporting and servicing the Transition Bonds.

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

         Credit enhancement for the Transition Bonds, which includes mandatory periodic review and adjustment to the Transition Charges to be billed and collected from the retail electric customers within CenterPoint Houston's service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the Transition Bonds as scheduled. The Servicer is required to make a filing with the Texas Utility Commission for an adjustment at least annually to correct any significant undercollection or overcollection of Transition Charges. In addition, if after application of collections in accordance with the indenture, the actual principal balance of Transition Bonds outstanding at the next payment date will be more than 5% higher or lower than the expected principal balance on the expected amortization schedule, interim true-up adjustments may be made, but not more frequently than every six months. The amount of the adjustment will be determined by using a formula established by the financing order approving the issuance of the Transition Bonds. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the Transition Charges generate amounts sufficient to:

         -        make timely interest and principal payments on the Transition
                  Bonds,

         - pay fees and expenses of the trustee, our independent managers, the administrator and the Servicer, and other fees, expenses, costs and charges,

         - reconcile the retail electric provider payments, net of expected charge-offs for delinquent customer accounts, and

         - fund the various subaccounts required by the Transition Bond Indenture to their required levels.

         CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust Transition Charges was approved by the Texas Utility Commission and became effective November 1, 2003. A link to that filing is available at www.centerpointenergy.com/investors/bond/1,2776,103343,00.html.
The adjusted Transition Charges are designed to collect $70.4 million during the year ended October 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Sale of Unregistered Securities. There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Houston. We were formed by CenterPoint Houston in November 1999. CenterPoint Houston's acquisition of our membership interests at our formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. We have made no other sales of unregistered securities.

         Restricted Payments. The indenture governing the Transition Bonds prohibits us from making any distributions from the capital subaccount of the trust established for the Transition Bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial principal amount of Transition Bonds issued and outstanding. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the Transition Bond Indenture. As of December 31, 2003, we had not made any distributions to our sole member.

         Bondholders. As of December 31, 2003, the sole record holder of the Transition Bonds was Cede & Co., as nominee of The Depository Trust Company. The Transition Bonds are not listed on any national securities exchange.

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

         As discussed above under Item 1 (Business), we are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued Transition Bonds and used the net proceeds to purchase the Transition Property from CenterPoint Houston. As we are restricted by our organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects are limited primarily to income generated from the Transition Charges, interest expense on the Transition Bonds, amortization of the Transition Property, debt issuance expenses and the discount on the Transition Bonds, Transition Property servicing and administration fees and incidental investment interest income.

         For the year ended December 31, 2003, revenue from Transition Charges was $63.5 million and investment income was $0.3 million. Interest expense of $37.6 million related to interest on the Transition Bonds and amortization expense of $1.6 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $37.5 million in 2003 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $0.6 million in 2003.

         For the year ended December 31, 2002, revenue from Transition Charges was $74.1 million and investment income was $0.2 million. Interest expense of $38.4 million related to interest on the Transition Bonds and amortization expense of $1.7 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $28.0 million in 2002 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $0.8 million in 2002.

         For the year ended December 31, 2001, revenue from Transition Charges was $6.1 million and investment income was $0.02 million. Interest expense of $7.2 million related to interest on the Transition Bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property included regulatory adjustments of $11.8 million in 2001 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $0.1 million in 2001.

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

         The Transition Charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct prospectively any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

         CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust Transition Charges was approved by the Texas Utility Commission and became effective November 1, 2003. The adjusted Transition Charges are designed to collect $70.4 million during the year ended October 31, 2004.

         At December 31, 2003, one retail electric provider had filed for protection under the Bankruptcy Code but continues to operate its business. Prior to the bankruptcy filing in March 2003, the retail electric provider deposited funds with the Trustee for the Transition Bonds to secure payment of its Transition Charges owed to us. In December 2003, the bankruptcy court confirmed the debtor's plan that would provide for repayment of the unpaid charges in full, and we have applied the retail electric provider's deposit against the Transition Charges that were unpaid at the time of the bankruptcy filing. We do not anticipate that the bankruptcy of the retail electric provider will adversely affect our ability to pay interest and principal on the bonds.

         Holders of Transition Bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments depend on the Transition Property and the right to collect the Transition Charges over a period limited by Texas law to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston's service territory.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002 and 2003, we had outstanding fixed-rate debt aggregating $735.8 million and $717.1 million in principal amount and having a fair value of $781.0 million and $753.5 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $24.6 million if interest rates were to decline by 10% from their levels at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   2001               2002                2003
                                                                              --------------      --------------     --------------
                                                                                                  (IN THOUSANDS)
REVENUES:
  Transition Charge revenue................................................   $        6,081      $       74,086     $       63,542
  Investment income.......................................................:               19                 213                262
                                                                              --------------      --------------     --------------
    Total operating revenues...............................................            6,100              74,299             63,804
                                                                              --------------      --------------     --------------

EXPENSES:
  Interest expense.........................................................            7,159              38,363             37,585
  Amortization of transition property......................................           (1,500)             33,477             24,016
  Amortization of transition bond discount and issuance costs..............              322               1,706              1,612
  Administrative and general expenses......................................              119                 753                591
                                                                              --------------      --------------     --------------
    Total operating expenses..............................................             6,100              74,299             63,804
                                                                              --------------      --------------     --------------

NET INCOME.................................................................               --                  --                 --

MEMBER'S EQUITY AT BEGINNING OF PERIOD.....................................                1               3,745              3,745

CONTRIBUTED CAPITAL........................................................            3,744                  --                 --
                                                                              --------------      --------------     --------------

MEMBER'S EQUITY AT THE END OF THE PERIOD...................................   $        3,745      $        3,745     $        3,745
                                                                              ==============      ==============     ==============

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                                      2002             2003
                                                                                                   -----------      -----------
                                                                                                             (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents....................................................................    $    25,263      $    29,795
  Restricted funds.............................................................................          2,324            5,630
  Transition Charge receivable.................................................................          9,601            9,128
  Other current assets.........................................................................             16               --
                                                                                                   -----------      -----------
        Current assets.........................................................................         37,204           44,553

  Intangible transition property...............................................................        706,220          682,204
  Unamortized debt issuance costs..............................................................          8,409            6,846
                                                                                                   -----------      -----------
        Total Assets...........................................................................    $   751,833      $   733,603
                                                                                                   ===========      ===========

                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt............................................................    $    18,723      $    41,189
  Accrued interest.............................................................................         11,223           10,967
  Customer deposits............................................................................          1,178            1,877
  Fees payable to servicer.....................................................................            159              160
                                                                                                   -----------      -----------
        Current liabilities....................................................................         31,283           54,193

  Long-term debt:

    Transition bonds, net of unamortized discount of $0.3 million and $0.2 million,
     respectively..............................................................................        716,805          675,665
                                                                                                   -----------      -----------
        Total Liabilities......................................................................        748,088          729,858
                                                                                                   -----------      -----------

MEMBER'S EQUITY:
  Contributed capital..........................................................................          3,745            3,745
  Retained earnings............................................................................             --               --
                                                                                                   -----------      -----------
        Total member's equity..................................................................          3,745            3,745
                                                                                                   -----------      -----------

        Total Liabilities and Member's Equity..................................................    $   751,833      $   733,603
                                                                                                   ===========      ===========

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   2001                2002              2003
                                                                              --------------      --------------     ------------
                                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................   $           --      $           --     $         --
  Adjustment for non-cash items:
    Amortization of Transition Bond discount and issuance costs............              322               1,706            1,612
    Amortization of Transition Property....................................           (1,500)             33,477           24,016
  Changes in other assets and liabilities:
    Transition Charge receivable...........................................           (3,727)             (5,874)             473
    Restricted funds.......................................................           (3,761)              1,437           (3,306)
    Other current assets...................................................               --                 (16)              16
    Accrued interest.......................................................            7,159               4,064             (256)
    Customer deposits......................................................               78               1,100              699
    Fees payable to servicer...............................................              119                  40                1
                                                                              --------------      --------------     ------------
        Net cash provided by (used in) operating activities................           (1,310)             35,934           23,255
                                                                              --------------      --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Transition Property..........................................         (738,197)                 --               --
                                                                              --------------      --------------     ------------
        Net cash used in investing activities..............................         (738,197)                 --               --
                                                                              --------------      --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Transition Bonds, net of issuance costs
     and original issue discount of $10.7 million..........................          738,197                  --               --
  Payments of long-term debt...............................................               --             (13,106)         (18,723)
  Equity contribution from member..........................................            3,744                  --               --
                                                                              --------------      --------------     ------------
        Net cash provided by (used in) financing activities................          741,941             (13,106)         (18,723)
                                                                              --------------      --------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................            2,434              22,828            4,532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................                1               2,435           25,263
                                                                              --------------      --------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $        2,435      $       25,263     $     29,795
                                                                              ==============      ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  CASH PAYMENTS:
    Interest...............................................................   $          --       $       34,300     $     37,841

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                          NOTES TO FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

         CenterPoint Energy Transition Bond Company, LLC (the Company) is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

         The Texas Electric Choice Plan (Texas electric restructuring law), enacted in 1999, authorized competition in the retail and generation markets for electricity beginning in January 2002 and provides for recovery of stranded costs (i.e., the excess of regulatory net book value of generation assets (as defined in the Texas electric restructuring law) over the market value of those assets) and generation-related regulatory assets (as set forth in the Texas electric restructuring law) through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999 (Transition Charges). The Texas electric restructuring law authorizes the Public Utility Commission of Texas (Texas Utility Commission) to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect Transition Charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the Transition Charges. The electric utility's right to receive the Transition Charges and its other rights and interests under the financing order constitute "Transition Property." The Texas Utility Commission issued a financing order to CenterPoint Houston on May 31, 2000 (Financing Order) that authorized CenterPoint Houston to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.

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

         CenterPoint Houston's parent company, CenterPoint Energy, Inc., (CenterPoint Energy) is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

         RECLASSIFICATIONS AND USE OF ESTIMATES. Certain amounts from the previous years have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect net income.

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

         CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

         - The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date. The General Subaccount had a balance of $20.1 million at December 31, 2003.

         - The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $9.0 million at December 31, 2003.

         - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $0.6 million at December 31, 2003, with a scheduled level of $0.6 million.

         - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of December 31, 2003, the Capital Subaccount had a balance of $3.8 million.

         CUSTOMER DEPOSITS. The Trustee holds cash deposits, affiliate guarantees, surety bonds and letters of credit provided by retail electric providers. Retail electric providers are required to meet creditworthiness criteria established by the Texas Utility Commission with respect to transition charges. Each retail electric provider must (1) have a long-term, unsecured credit rating of not less than BBB- and Baa3 (or the equivalent) from Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's), respectively, or (2) provide (a) a cash deposit of two months' maximum expected transition charge collections, (b) an affiliate guarantee, surety bond or letter of credit providing for payment of such amount of transition charge collections in the event that the retail electric provider defaults in its payment obligations, or (c) a combination of any of the foregoing. The provider of any affiliate guarantee, surety bond or letter of credit must have and maintain long-term unsecured credit ratings of not less than BBB- and Baa3 (or the equivalent) from S&P and Moody's, respectively. As of December 31, 2003, retail electric providers had satisfied the creditworthiness criteria through cash deposits, letters of credit and affiliate guarantees aggregating approximately $1.9 million, $10.2 million and $1.1 million, respectively.

         DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

         REVENUE. Beginning on October 25, 2001 and pursuant to the Financing Order, CenterPoint Houston, as Servicer, implemented the non-bypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

         The following table shows the aggregate amount of Transition Charges collected by the Company during each month from the date of issuance of the Transition Bonds through December 31, 2003 (in thousands):

                   2001               2002               2003
               ------------       ------------       ------------
January        $         --       $      4,584       $      4,902
February                 --              3,997              4,693
March                    --              4,297              4,698
April                    --              5,144              4,986
May                      --              3,678              4,236
June                     --              5,805              5,378
July                     --              5,892              6,195
August                   --              7,091              5,948
September                --              7,195              6,359
October                   2              8,799              6,403
November                414              6,119              4,667
December              1,937              5,390              5,516

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

         AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds, limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. Amortization of the Transition Property included regulatory adjustments of $11.8 million, $28.0 million and $37.5 million in 2001, 2002 and 2003, respectively. The Transition Charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

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

(3) LONG-TERM DEBT

         On October 24, 2001, the Company issued $748.9 million aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to the Financing Order. Net proceeds to the Company from the issuance after payment of all allowed costs of issuance payable from bond proceeds were $738.2 million. The Company paid CenterPoint Houston $738.2 million for all of CenterPoint Houston's interest in the Transition Property.

         The Transition Bonds are secured primarily by the Transition Property, which includes the irrevocable right to recover, through non-bypassable Transition Charges payable by certain retail electric customers, the qualified costs of CenterPoint Houston authorized by the Financing Order. The holders of the Transition Bonds have no recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston have no recourse to any assets or revenues (including, without limitation, the Transition Charges) of the Company. CenterPoint Houston has no payment obligations with respect to the Transition Bonds except to remit collections of Transition Charges as set forth in a servicing agreement between CenterPoint Houston and the Company and in an intercreditor agreement among CenterPoint Houston, the Company and other parties.

         Interest payments on the Transition Bonds are due semi-annually and are paid from funds deposited daily with the Trustee for the Transition Bonds by CenterPoint Houston as Servicer of the Transition Property. Principal payments on the Transition Bonds are due semi-annually. Scheduled final payment dates, final maturity dates and interest rates for the Transition Bonds at December 31, 2003, are as follows:

                 Scheduled              Scheduled        Interest
  Class     Final Payment Date     Final Maturity Date     Rate         Amount
---------------------------------------------------------------------------------
                                                                    (in millions)
A-1        September 15, 2005     September 15, 2007     3.84 %             $83.2
A-2        September 15, 2007     September 15, 2009     4.76 %             118.0
A-3        September 15, 2009     September 15, 2011     5.16 %             130.0
A-4        September 15, 2013     September 15, 2015     5.63 %             385.9
                                                                           ------
                                                                            717.1
Less: Current Maturities (scheduled payments)                               (41.2)
Less: Unamortized Discount                                                   (0.2)
                                                                           ------
Total Long-Term Debt, net                                                  $675.7
                                                                           ======

         The following table shows scheduled and actual principal payments on the Transition Bonds from the issuance date through December 31, 2003 (in thousands):

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

         Scheduled principal payments through 2008 for the Transition Bonds outstanding at December 31, 2003 are as follows: 2004 - $41.2 million, 2005 - $46.8 million, 2006 - $54.3 million, 2007 - $59.9 million and 2008 - $65.5 million.

         The estimated fair value of the Transition Bonds at December 31, 2003 was $753.5 million.

(4) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

         Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million, $0.4 million and $0.4 million during 2001, 2002 and 2003, respectively.

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

         Subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate of the Company, collect the majority of the Transition Charges from retail electric customers. Reliant Resources has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the Financing Order. At December 31, 2003, subsidiaries of Reliant Resources had letters of credit aggregating approximately $9.2 million on deposit with the Trustee. As with any retail electric provider, the Servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

                          INDEPENDENT AUDITORS' REPORT

To the Member of
CenterPoint Energy Transition Bond Company, LLC

         We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the Company, formerly Reliant Energy Transition Bond Company LLC), a wholly owned subsidiary of CenterPoint Energy Houston Electric, LLC, as of December 31, 2002 and 2003, and the related statements of income and changes in member's equity and statements of cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003, and its results of operations and its cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Houston, Texas
March 19, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                  YEAR ENDED     YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,
                                                     2002           2003
                                                 ------------    ------------
Audit fees..................................       $  21,000      $  21,000
Audit-related fees (1)......................          32,600         20,000
                                                   ---------      ---------
     Total audit and audit-related fees.....          53,600         41,000
Tax fees....................................              --             --
All other fees..............................              --             --
                                                   ---------      ---------
     Total fees.............................       $  53,600      $  41,000
                                                   =========      =========

--------------
(1) Agreed upon procedures with respect to securitization financing.

                                     PART IV

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

         (b)      Reports on Form 8-K.
                      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of March, 2004.

                                              CENTERPOINT ENERGY TRANSITION BOND
                                                         COMPANY, LLC
                                                         (Registrant)

                                                     By: /s/ Marc Kilbride
                                                         -----------------------
                                                          Marc Kilbride
                                                           Manager

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.

   SIGNATURE                                              TITLE
   ---------                                              -----
 /s/ Gary L. Whitlock                             President and Manager
 --------------------                         (Principal Executive Officer)
  (Gary L. Whitlock)

  /s/ Marc Kilbride                       Vice President, Treasurer and Manager
  -----------------                           (Principal Financial Officer)
   (Marc Kilbride)

  /s/ James S. Brian                                     Manager
  ------------------                         (Principal Accounting Officer)
   (James S. Brian)

/s/ Bernard J. Angelo                                    Manager
---------------------
 (Bernard J. Angelo)

 /s/ Andrew L. Stidd                                     Manager
 -------------------
  (Andrew L. Stidd)

                CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003


                               INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                        Report or Registration           SEC File or
Exhibit Number       Description              Statement              Registration Number  Exhibit References
--------------       -----------        ----------------------       -------------------  ------------------
4.1             Limited Liability       Registration                 333-91093            4.1
                Company Agreement of    Statement on Form
                Reliant Energy          S-3 filed with the
                Transition Bond         SEC on November 17,
                Company LLC as          1999
                amended and restated

4.2             Certificate of          Registration                 333-91093            4.2
                Formation of Reliant    Statement on Form
                Energy Transition       S-3 filed with the
                Bond Company LLC        SEC on November 17,
                                        1999

4.3             Form of Amended and     Current Report on            333-91093            4.7
                Restated Certificate    Form 8-K filed with
                of Formation of         the SEC on October
                Reliant Energy          23, 2001
                Transition Bond
                Company LLC

4.4             Form of Amended and     Current Report on            333-91093            4.3
                Restated Limited        Form 8-K filed with
                Liability Company       the SEC on October
                Agreement               23, 2001

4.5             Form of Indenture       Current Report on            333-91093            4.4
                                        Form 8-K filed with
                                        the SEC on October
                                        23, 2001

4.6             Form of Supplemental    Current Report on            333-91093            4.5
                Indenture               Form 8-K filed with
                                        the SEC on October
                                        23, 2001

4.7             Form of the             Current Report on            333-91093            4.6
                Transition Bonds        Form 8-K filed with
                (included in Exhibit    the SEC on October
                4.5)                    23, 2001

10.1            Form of Sale            Current Report on            333-91093            10.1
                Agreement               Form 8-K filed with
                                        the SEC on October
                                        23, 2001

10.2            Form of Servicing       Current Report on            333-91093            10.2
                Agreement               Form 8-K filed with
                                        the SEC on October
                                        23, 2001

10.3            Form of                 Current Report on            333-91093            10.3
                Administration          Form 8-K filed with
                Agreement               the SEC on October
                                        23, 2001

10.4            Form of Intercreditor   Current Report on            333-91093            10.4
                Agreement               Form 8-K filed with
                                        the SEC on October
                                        23, 2001

+10.5           Semiannual Servicer's
                Certificate, dated as
                of September 12,
                2003, as to the
                transition bond
                balances, the
                balances of the
                collection account
                and its sub-accounts,
                and setting forth
                transfers and
                payments to be made
                on the September 15,
                2003 payment date
                (as modified).

+31.1           Section 302
                Certification of Gary
                L. Whitlock

                                        Report or Registration           SEC File or
Exhibit Number       Description              Statement              Registration Number  Exhibit References
--------------       -----------        ----------------------       -------------------  ------------------
+31.2           Section 302
                Certification of Marc
                Kilbride

+32.1           Section 906
                Certification of Gary
                L. Whitlock

+32.2           Section 906
                Certification of Marc
                Kilbride

99.1            Financing Order         Amendment No. 3 to           333-91093            99.1
                                        the Company's
                                        Registration
                                        Statement on Form
                                        S-3 filed with the
                                        SEC on September 7,
                                        2001

99.2            Internal Revenue        Amendment No. 2 to           333-91093            99.2
                Service Private         the Company's
                Letter Ruling           Registration
                relating to the         Statement on Form
                transition bonds        S-3 filed with the
                                        SEC on August 30,
                                        2001

99.3            State of Texas          Amendment No. 2 to           333-91093            99.3
                Comptroller of Public   the Company's
                Accounts rulings        Registration
                relating to the         Statement on Form
                transition bonds        S-3 filed with the
                                        SEC on August 30,
                                        2001