Form 10-Q
period 2004-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2004-05-12
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 1, 2004, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements...............................................1
               Statements of Income and Changes in Member's Equity
                 Three Months Ended March 31, 2003 and 2004 (unaudited)...............1
               Balance Sheets
                 December 31, 2003 and March 31, 2004 (unaudited).....................2
               Statements of Cash Flows
                 Three Months Ended March 31, 2003 and 2004 (unaudited)...............3
               Notes to Unaudited Financial Statements................................4
           Item 2. Management's Narrative Analysis of Results of
               Operations of CenterPoint Energy Transition Bond Company, LLC..........7
           Item 4. Controls and Procedures............................................8

PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K...................................9

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

     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

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

     o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     o    other factors we discuss in this report and our other SEC filings.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        2003               2004
                                                                     ---------          ---------
                                                                            (IN THOUSANDS)
REVENUES:

  Transition charge revenue ......................................   $  13,400          $  15,015
  Investment income ..............................................         104                 65
                                                                     ---------          ---------
    Total operating revenues .....................................      13,504             15,080
                                                                     ---------          ---------

EXPENSES:
  Interest expense ...............................................       9,435              9,287
  Amortization of transition property ............................       3,565              5,063
  Amortization of transition bond discount and issuance costs ....         413                386
  Administrative and general expenses ............................          91                344
                                                                     ---------          ---------
    Total operating expenses .....................................      13,504             15,080
                                                                     ---------          ---------

NET INCOME .......................................................          --                 --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ...........................       3,745              3,745

CONTRIBUTED CAPITAL ..............................................          --                 --
                                                                     ---------          ---------
MEMBER'S EQUITY AT END OF PERIOD .................................   $   3,745          $   3,745
                                                                     =========          =========

             See Notes to the Company's Interim Financial Statements

                CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      DECEMBER 31,      MARCH 31,
                                                                          2003             2004
                                                                      ------------      ----------
                                                                              (IN THOUSANDS)
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................   $   29,795       $   11,938
  Restricted funds .................................................        5,630            5,484
  Transition charge receivable .....................................        9,128            8,963
                                                                       ----------       ----------
        Current Assets .............................................       44,553           26,385

  Intangible transition property ...................................      682,204          677,141
  Unamortized debt issuance costs ..................................        6,846            6,472
                                                                       ----------       ----------
        Total Assets ...............................................   $  733,603       $  709,998
                                                                       ==========       ==========

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ................................   $   41,189       $   43,099
  Accrued interest .................................................       10,967            1,632
  Customer deposits ................................................        1,877            1,740
  Fees payable to servicer .........................................          160               20
                                                                       ----------       ----------
        Current Liabilities ........................................       54,193           46,491

  Long-term debt:
    Transition bonds, net of unamortized discount of $0.2 million ..      675,665          659,762
                                                                       ----------       ----------
        Total Liabilities ..........................................      729,858          706,253
                                                                       ----------       ----------

MEMBER'S EQUITY:
  Contributed capital ..............................................        3,745            3,745
  Retained earnings ................................................           --               --
                                                                       ----------       ----------
        Total Member's Equity ......................................        3,745            3,745
                                                                       ----------       ----------
        Total Liabilities and Member's Equity ......................   $  733,603       $  709,998
                                                                       ==========       ==========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ------------------------
                                                                        2003           2004
                                                                     ---------      ---------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................    $      --      $      --
  Adjustments for non-cash items:
    Amortization of transition property .........................        3,565          5,063
    Amortization of transition bond discount and issuance costs .          413            386
  Changes in other assets and liabilities:
    Transition charge receivable ................................          839            165
    Restricted funds ............................................       (2,937)           146
    Other current assets ........................................           16             --
    Accrued interest ............................................       (9,547)        (9,335)
    Customer deposits ...........................................          332           (137)
    Fees payable to servicer ....................................         (139)          (141)
                                                                     ---------      ---------
        Net cash used in operating activities ...................       (7,458)        (3,853)
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt ....................................       (6,366)       (14,004)
                                                                     ---------      ---------
        Net cash used in financing activities ...................       (6,366)       (14,004)
                                                                     ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................      (13,824)       (17,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................       25,263         29,795
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................    $  11,439      $  11,938
                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest ....................................................    $  18,982      $  18,622


             See Notes to the Company's Interim Financial Statements

                CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of the Company for the year ended December 31, 2003.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests.

     Certain amounts from the prior year have been reclassified to conform to the presentation of financial statements in the current year. These reclassifications do not affect net income.

(2)  TRANSITION CHARGE REVENUE

     The following table shows the aggregate amount of transition charges collected by the Company during each month from the date of issuance of the transition bonds through March 31, 2004 (in thousands):


                                 2001        2002         2003        2004
                               -------     --------     --------    --------
                January        $    --     $  4,584     $  4,902    $  4,652
                February            --        3,997        4,693       4,554
                March               --        4,297        4,698       5,798
                April               --        5,144        4,986
                May                 --        3,678        4,236
                June                --        5,805        5,378
                July                --        5,892        6,195
                August              --        7,091        5,948
                September           --        7,195        6,359
                October              2        8,799        6,403
                November           414        6,119        4,667
                December         1,937        5,390        5,516

     In all material respects for each materially significant retail electric provider, each such retail provider (i) has been billed in accordance with the applicable financing order of the Public Utility Commission of Texas (Texas Utility Commission), (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the transition bonds:

     o The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $3.3 million at March 31, 2004.

     o The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $7.9 million at March 31, 2004.

     o The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $0.8 million at March 31, 2004, with a scheduled level of $0.8 million.

     o The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of March 31, 2004, the Capital Subaccount had a balance of $3.7 million.

(4)  LONG-TERM DEBT

     Interest payments on the transition bonds are due semi-annually and, are paid from funds deposited daily with the Trustee by CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) as servicer of the transition property. Principal payments on the transition bonds are due semi-annually.

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail providers of electricity in CenterPoint Houston's service territory. The servicer deposits transition charge collections into a General Subaccount maintained by the Trustee.

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2004 (in thousands):

                                Class A-1                Class A-2              Class A-3              Class A-4
                         Scheduled       Actual     Scheduled    Actual    Scheduled    Actual    Scheduled    Actual
                         ---------       ------     ---------    ------    ---------    ------    ---------    ------

March 15, 2002            $    --       $    --       $   --     $  --        $  --     $  --        $  --     $  --

September 15, 2002          13,106        13,106          --        --           --        --           --        --

March 15, 2003               6,366         6,366          --        --           --        --           --        --

September 15, 2003          12,357        12,357          --        --           --        --           --        --

March 15, 2004              14,004        14,004          --        --           --        --           --        --

(5)  RELATED PARTY TRANSACTIONS

     As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during each of the three-month periods ended March 31, 2003 and 2004.

    Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. RRI has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order of the Texas Utility Commission. At March 31, 2004, subsidiaries of RRI had letters of credit aggregating approximately $8.8 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described in Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2003, income statement effects were limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2004, revenue from transition charges was $15.0 million and investment income was $0.07 million. Interest expense of $9.3 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property included regulatory adjustments of $10.3 million for the three months ended March 31, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.3 million for the three months ended March 31, 2004.

     For the three months ended March 31, 2003, revenue from transition charges was $13.4 million and investment income was $0.1 million. Interest expense of $9.4 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property included regulatory adjustments of $11.8 million for the three months ended March 31, 2003 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.09 million for the three months ended March 31, 2003.

     We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) interest expense on the transition bonds, (2) amortization of the transition property, debt issuance expenses and the discount on the transition bonds and
(3) the fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us. From the October 2001 issuance date of the transition bonds to the March 15, 2004 semi-annual debt service payment date, the aggregate amount of collected transition charges and interest thereon was $146.6 million, and the aggregate amount expected to have been collected was $138.8 million. As a result of the overcollections, $7.9 million has been deposited into the Reserve Subaccount.

    The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct prospectively any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                          SEC FILE
                                                                                                             OR
EXHIBIT                                                                                                  REGISTRATION    EXHIBIT
NUMBER                           DESCRIPTION                       REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------      ---------------------------------------------------   ------------------------------------   -----------   ---------
  4.1   --   Amended and Restated Limited Liability Company        Form 8-K dated October 23, 2001        333-91093        4.3
             Agreement of Reliant Energy Transition Bond
             Company LLC

  4.2   --   Amended and Restated Certificate of Formation         Form 8-K dated October 23, 2001        333-91093        4.7
             of Reliant Energy Transition Bond Company LLC

  4.3   --   Certificate of Amendment to the Certificate           Form 10-Q for the quarter ended        333-91093        4.3
             of Formation of Reliant Energy Transition Bond        June 30, 2003
             Company, LLC

+10.1   --   Semiannual Servicer's Certificate, dated as of
             March 12, 2004, as to the transition bond balances,
             the balances of the collection account and its
             sub-accounts, and setting forth transfers and
             payments to be made on the March 15, 2004 payment
             date.

+31.1   --   Section 302 Certification of Gary L. Whitlock

+31.2   --   Section 302 Certification of Marc Kilbride

+32.1   --   Section 906 Certification of Gary L. Whitlock

+32.2   --   Section 906 Certification of Marc Kilbride


    (b)  Reports on Form 8-K.

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                                     By: /s/ James S. Brian
                                         ---------------------------------------
                                             James S. Brian
                                             Senior Vice President and
                                             Chief Accounting Officer

Date: May 12, 2004

                               INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                          SEC FILE
                                                                                                             OR
EXHIBIT                                                                                                  REGISTRATION    EXHIBIT
NUMBER                           DESCRIPTION                       REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------      ---------------------------------------------------   ------------------------------------   -----------   ---------
  4.1   --   Amended and Restated Limited Liability Company        Form 8-K dated October 23, 2001        333-91093        4.3
             Agreement of Reliant Energy Transition Bond
             Company LLC

  4.2   --   Amended and Restated Certificate of Formation         Form 8-K dated October 23, 2001        333-91093        4.7
             of Reliant Energy Transition Bond Company LLC

  4.3   --   Certificate of Amendment to the Certificate           Form 10-Q for the quarter ended        333-91093        4.3
             of Formation of Reliant Energy Transition Bond        June 30, 2003
             Company, LLC

+10.1   --   Semiannual Servicer's Certificate, dated as of
             March 12, 2004, as to the transition bond balances,
             the balances of the collection account and its
             sub-accounts, and setting forth transfers and
             payments to be made on the March 15, 2004 payment
             date.

+31.1   --   Section 302 Certification of Gary L. Whitlock

+31.2   --   Section 302 Certification of Marc Kilbride

+32.1   --   Section 906 Certification of Gary L. Whitlock

+32.2   --   Section 906 Certification of Marc Kilbride