Form 10-Q
period 2004-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2004-08-12
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

             (Exact name of registrant as specified in its charter)

             DELAWARE                                 76-0624152
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

    1111 LOUISIANA, SUITE 4667                      (713) 207-8272
       HOUSTON, TEXAS 77002            (Registrant's telephone number, including
(Address and zip code of principal                    area code)
        executive offices)

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

As of August 1, 2004, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements...............................................................   1
                  Statements of Income and Changes in Member's Equity
                    Three Months and Six Months Ended June 30, 2003 and 2004 (unaudited)...............   1
                  Balance Sheets
                    December 31, 2003 and June 30, 2004 (unaudited)....................................   2
                  Statements of Cash Flows
                    Six Months Ended June 30, 2003 and 2004 (unaudited)................................   3
                  Notes to Unaudited Financial Statements..............................................   4
            Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint
                  Energy Transition Bond Company, LLC..................................................   7
            Item 4. Controls and Procedures............................................................   8

PART II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K...................................................   9

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

      - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

      - other factors we discuss in this report and our other Securities and Exchange Commission filings.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                         -----------------------     -----------------------
                                                                            2003         2004          2003          2004
                                                                         ---------     ---------     ---------     ---------
                                                                                                (IN THOUSANDS)
REVENUES:
   Transition charge revenue .......................................     $  16,638     $  17,796     $  30,038     $  32,810
   Investment income ...............................................            60            50           164           116
                                                                         ---------     ---------     ---------     ---------
      Total operating revenues .....................................        16,698        17,846        30,202        32,926
                                                                         ---------     ---------     ---------     ---------

EXPENSES:
   Interest expense ................................................         9,430         9,177        18,865        18,464
   Amortization of transition property .............................         6,732         7,297        10,297        12,360
   Amortization of transition bond discount and issuance costs .....           406           371           819           757
   Administrative and general expenses .............................           130         1,001           221         1,345
                                                                         ---------     ---------     ---------     ---------
      Total operating expenses .....................................        16,698        17,846        30,202        32,926
                                                                         ---------     ---------     ---------     ---------
NET INCOME .........................................................            --            --            --            --

MEMBER'S EQUITY AT BEGINNING OF PERIOD .............................         3,745         3,745         3,745         3,745

CONTRIBUTED CAPITAL ................................................            --            --            --            --
                                                                         ---------     ---------     ---------     ---------
MEMBER'S EQUITY AT END OF PERIOD ...................................     $   3,745     $   3,745     $   3,745     $   3,745
                                                                         =========     =========     =========     =========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                DECEMBER 31,           JUNE 30,
                                                                                   2003                  2004
                                                                                ------------          ----------
                                                                                          (IN THOUSANDS)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..............................................      $     29,795          $   26,799
   Restricted funds.......................................................             5,630               5,439
   Transition charge receivable...........................................             9,128              11,057
                                                                                ------------          ----------
            Current Assets................................................            44,553              43,295

   Intangible transition property.........................................           682,204             669,843
   Unamortized debt issuance costs........................................             6,846               6,112
                                                                                ------------          ----------
            Total Assets..................................................      $    733,603          $  719,250
                                                                                ============          ==========

                     LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt......................................      $     41,189          $   43,099
   Accrued interest.......................................................            10,967              10,808
   Customer deposits......................................................             1,877               1,686
   Fees payable to servicer...............................................               160                 139
                                                                                ------------          ----------
            Current Liabilities...........................................            54,193              55,732

   Long-term debt:
      Transition bonds, net of unamortized discount of $0.2 million.......           675,665             659,773
                                                                                ------------          ----------
            Total Liabilities.............................................           729,858             715,505
                                                                                ------------          ----------

MEMBER'S EQUITY:
   Contributed capital....................................................             3,745               3,745
   Retained earnings......................................................                --                  --
                                                                                ------------          ----------
            Total Member's Equity.........................................             3,745               3,745
                                                                                ------------          ----------
            Total Liabilities and Member's Equity.........................      $    733,603          $  719,250
                                                                                ============          ==========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                    2003              2004
                                                                                ------------      -------------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................     $         --      $          --
   Adjustments for non-cash items:
      Amortization of transition property..................................           10,297             12,360
      Amortization of transition bond discount and issuance costs..........              819                757
   Changes in other assets and liabilities:
      Transition charge receivable.........................................           (1,189)            (1,929)
      Restricted funds.....................................................           (3,014)               191
      Other current assets.................................................               16                 --
      Accrued interest.....................................................             (117)              (159)
      Customer deposits....................................................              399               (191)
      Fees payable to servicer.............................................              (20)               (21)
                                                                                ------------      -------------
            Net cash provided by operating activities......................            7,191             11,008
                                                                                ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt..............................................           (6,366)           (14,004)
                                                                                ------------      -------------
            Net cash used in financing activities..........................           (6,366)           (14,004)
                                                                                ------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................              825             (2,996)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................           25,263             29,795
                                                                                ------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................     $     26,088      $      26,799
                                                                                ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
      Interest.............................................................     $     18,982      $      18,622

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

      Background. The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, seasonal variations in energy consumption.

      Certain amounts from the prior year have been reclassified to conform to the presentation of financial statements in the current year. These reclassifications do not affect net income.

(2) TRANSITION CHARGES

      The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through June 30, 2004 (in thousands):

                            2001         2002         2003          2004
                            ----         ----         ----          ----
January                  $      --    $   4,584    $    4,902    $     4,652
February                        --        3,997         4,693          4,554
March                           --        4,297         4,698          5,798
April                           --        5,144         4,986          4,808
May                             --        3,678         4,236          3,754
June                            --        5,805         5,378          6,258
July                            --        5,892         6,195
August                          --        7,091         5,948
September                       --        7,195         6,359
October                          2        8,799         6,403
November                       414        6,119         4,667
December                     1,937        5,390         5,516

      In all material respects, each significant retail electric provider (i) has been billed in accordance with the applicable financing order of the Public Utility Commission of Texas (Texas Utility Commission), (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

(3) CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

      For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established, as provided in the indenture, the following subaccounts for the transition bonds:

      - The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $18.1 million at June 30, 2004.

      - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $7.9 million at June 30, 2004.

      - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $0.8 million at June 30, 2004, with a scheduled level of $0.8 million.

      - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of June 30, 2004, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Cash in the Balance Sheets.

      - As of June 30, 2004 cash deposits provided by retail electric providers totaled $1.7 million and are classified as Restricted Cash in the Balance Sheets.

(4) LONG-TERM DEBT

      Interest payments on the transition bonds are due semi-annually and are paid from funds deposited daily with the Trustee by CenterPoint Houston as servicer of the transition property. Principal payments on the transition bonds are due semi-annually.

      The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail providers of electricity in CenterPoint Houston's service territory. The servicer deposits transition charge collections into a General Subaccount maintained by the Trustee.

      The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2004 (in thousands):

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

(5) RELATED PARTY TRANSACTIONS

      As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three-month and six-month periods ended June 30, 2003 and 2004, respectively.

      Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. RRI has at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order of the Texas Utility Commission. At June 30, 2004, subsidiaries of RRI had letters of credit aggregating approximately $8.8 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

      For the three months ended June 30, 2004, revenue from transition charges was $17.8 million and investment income was $0.05 million. Interest expense of $9.2 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $7.3 million was net of regulatory adjustments of $8.1 million for the three months ended June 30, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.0 million for the three months ended June 30, 2004, primarily due to an annual true up of bad debt expense with retail electric providers in accordance with the financing order issued by the Public Utility Commission of Texas in May 2000 authorizing our issuance of transition bonds.

      For the six months ended June 30, 2004, revenue from transition charges was $32.8 million and investment income was $0.1 million. Interest expense of $18.5 million related to interest on the transition bonds and amortization expense of $0.8 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $12.4 million was net of regulatory adjustments of $18.4 million for the six months ended June 30, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.3 million for the six months ended June 30, 2004, primarily due to an annual true up of bad debt expense with retail electric providers in accordance with the financing order discussed above.

      For the three months ended June 30, 2003, revenue from transition charges was $16.6 million and investment income was $0.06 million. Interest expense of $9.4 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $6.7 million was net of regulatory adjustments of $8.6 million for the three months ended June 30, 2003 to defer amortization costs until periods in which transition charge revenue is recorded. We recorded administrative expenses of $0.1 million for the three months ended June 30, 2003.

      For the six months ended June 30, 2003, revenue from transition charges was $30.0 million and investment income was $0.2 million. Interest expense of $18.9 million related to interest on the transition bonds and amortization expense of $0.8 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $10.3 million was net of regulatory adjustments of $20.5 million for the six months ended June 30, 2003 to defer amortization costs until periods in which transition charge revenue is recorded. We recorded administrative expenses of $0.2 million for the six months ended June 30, 2003.

      We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) interest expense on the transition bonds, (2) amortization of the transition property, debt issuance expenses and the discount on the transition bonds and
(3) the fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us. As of June 30, 2004, $7.9 million has been deposited into the Reserve Subaccount as a result of overcollections.

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

      CenterPoint Houston is required to true up transition charges annually on November 1st in compliance with the financing order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2003. A link to that filing is available at www.centerpointenergy.com/investors/bond/1,2776,103343,00.html. The adjusted transition charges are designed to collect $70.4 million during the twelve months ending October 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                                                         SEC FILE
                                                                                                            OR
EXHIBIT                                                                                                 REGISTRATION    EXHIBIT
NUMBER                     DESCRIPTION                            REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------                    -----------                            --------------------------------      ------------   ---------
  4.1     --  Amended and Restated Limited Liability              Form 8-K dated October 23, 2001         333-91093       4.3
              Company Agreement of Reliant Energy Transition
              Bond Company LLC

  4.2     --  Amended and Restated Certificate of Formation       Form 8-K dated October 23, 2001         333-91093       4.7
              of Reliant Energy Transition Bond Company LLC

  4.3     --  Certificate of Amendment to the Certificate         Form 10-Q for the quarter ended         333-91093       4.3
              of Formation of Reliant Energy Transition           June 30, 2003
              Bond Company LLC

 +31.1    --  Section 302 Certification of Gary L. Whitlock

 +31.2    --  Section 302 Certification of Marc Kilbride

 +32.1    --  Section 906 Certification of Gary L. Whitlock

 +32.2    --  Section 906 Certification of Marc Kilbride

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                   By: /s/ James S. Brian
                                      ------------------------------------------
                                           James S. Brian
                                           Senior Vice President and Chief
                                           Accounting Officer

Date: August 12, 2004

                                INDEX TO EXHIBITS

            Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                         SEC FILE
                                                                                                            OR
EXHIBIT                                                                                                 REGISTRATION    EXHIBIT
NUMBER                     DESCRIPTION                            REPORT OR REGISTRATION STATEMENT         NUMBER      REFERENCE
-------   ---------------------------------------------------     --------------------------------      ------------   ---------
  4.1     --  Amended and Restated Limited Liability              Form 8-K dated October 23, 2001         333-91093       4.3
              Company Agreementof Reliant Energy Transition
              Bond Company LLC

  4.2     --  Amended and Restated Certificate of Formation       Form 8-K dated October 23, 2001         333-91093       4.7
              of Reliant Energy Transition Bond Company LLC

  4.3     --  Certificate of Amendment to the Certificate         Form 10-Q for the quarter ended         333-91093       4.3
              of Formation of Reliant Energy Transition           June 30, 2003
              Bond Company LLC

 +31.1    --  Section 302 Certification of Gary L. Whitlock

 +31.2    --  Section 302 Certification of Marc Kilbride

 +32.1    --  Section 906 Certification of Gary L. Whitlock

 +32.2    --  Section 906 Certification of Marc Kilbride