Form 10-Q
period 2004-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2004-11-12
CIK 1098911

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................................  1
             Statements of Income and Changes in Member's Equity
               Three Months and Nine Months Ended September 30, 2003 and 2004 (unaudited).............  1
             Balance Sheets
               December 31, 2003 and September 30, 2004 (unaudited)...................................  2
             Statements of Cash Flows
               Nine Months Ended September 30, 2003 and 2004 (unaudited)..............................  3
             Notes to Unaudited Financial Statements..................................................  4
         Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint Energy
             Transition Bond Company, LLC.............................................................  7
         Item 4. Controls and Procedures..............................................................  8

PART II. OTHER INFORMATION

         Item 6. Exhibits ............................................................................  9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                         2003      2004        2003        2004
                                                        -------   -------     -------     -------
                                                                      (IN THOUSANDS)
REVENUES:
  Transition charge revenue..........................   $18,106   $20,810     $48,144     $53,621
  Investment income..................................        78        95         243         211
                                                        -------   -------     -------     -------
    Total operating revenues.........................    18,184    20,905      48,387      53,832
                                                        -------   -------     -------     -------
EXPENSES:
  Interest expense...................................     9,409     9,130      28,274      27,595
  Amortization of transition property................     8,209    10,957      18,507      23,317
  Amortization of transition bond discount and
    issuance costs...................................       403       365       1,222       1,122
  Administrative and general expenses................       163       453         384       1,798
                                                        -------   -------     -------     -------
    Total operating expenses.........................    18,184    20,905      48,387      53,832
                                                        -------   -------     -------     -------
NET INCOME...........................................        --        --          --          --

MEMBER'S EQUITY AT BEGINNING OF PERIOD...............     3,745     3,745       3,745       3,745

CONTRIBUTED CAPITAL..................................        --        --          --          --
                                                        -------   -------     -------     -------

MEMBER'S EQUITY AT END OF PERIOD.....................   $ 3,745   $ 3,745     $ 3,745     $ 3,745
                                                        =======   =======     =======     =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                              2003            2004
                                                                          -----------     -------------
                                                                                 (IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................      $ 29,795       $  3,455
  Restricted funds....................................................         5,630          3,225
  Transition charge receivable........................................         9,128         11,661
                                                                            --------       --------
        Current Assets................................................        44,553         18,341

  Intangible transition property......................................       682,204        658,886
  Unamortized debt issuance costs.....................................         6,846          5,759
                                                                            --------       --------
        Total Assets..................................................      $733,603       $682,986
                                                                            ========       ========
                                LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...................................      $ 41,189       $ 46,806
  Accounts payable....................................................            --              8
  Accrued interest....................................................        10,967          1,585
  Customer deposits...................................................         1,877          1,929
  Fees payable to servicer............................................           160             21
                                                                            --------       --------
        Current Liabilities...........................................        54,193         50,349

  Long-term debt:
    Transition bonds, net of unamortized discount of $0.2 million.....       675,665        628,892
                                                                            --------       --------
        Total Liabilities.............................................       729,858        679,241
                                                                            --------       --------
MEMBER'S EQUITY:
  Contributed capital.................................................         3,745          3,745
  Retained earnings...................................................            --             --
                                                                            --------       --------
        Total Member's Equity.........................................         3,745          3,745
                                                                            --------       --------

        Total Liabilities and Member's Equity.........................      $733,603       $682,986
                                                                            ========       ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ---------------------
                                                                      2003         2004
                                                                    --------     --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................   $     --     $     --
  Adjustments for non-cash items:
    Amortization of transition property..........................     18,507       23,317
    Amortization of transition bond discount and issuance costs..      1,222        1,122
  Changes in other assets and liabilities:
    Restricted funds.............................................     (3,109)       2,405
    Transition charge receivable.................................       (782)      (2,533)
    Other current assets.........................................         16           --
    Accounts payable.............................................         --            8
    Accrued interest.............................................     (9,568)      (9,382)
    Customer deposits............................................        511           52
    Fees payable to servicer.....................................       (139)        (140)
                                                                    --------     --------
        Net cash provided by operating activities................      6,658       14,849
                                                                    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt.....................................    (18,723)     (41,189)
                                                                    --------     --------
        Net cash used in financing activities....................    (18,723)     (41,189)
                                                                    --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................    (12,065)     (26,340)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................     25,263       29,795
                                                                    --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.........................   $ 13,198     $  3,455
                                                                    ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest.................................................   $ 37,841     $ 36,976

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

(2)   TRANSITION CHARGES

      The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through September 30, 2004 (in thousands):

                 2001         2002            2003       2004
               -------     ----------      ---------   --------
January        $   --      $    4,584      $   4,902   $  4,652
February           --           3,997          4,693      4,554
March              --           4,297          4,698      5,798
April              --           5,144          4,986      4,808
May                --           3,678          4,236      3,754
June               --           5,805          5,378      6,258
July               --           5,892          6,195      6,039
August             --           7,091          5,948      6,668
September          --           7,195          6,359      7,217
October             2           8,799          6,403
November          414           6,119          4,667
December        1,937           5,390          5,516

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

(3)   CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

      For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established, as provided in the indenture, the following subaccounts for the transition bonds:

      - The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $3.4 million at September 30, 2004.

      - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $0.04 million at September 30, 2004.

      - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $4,000 at September 30, 2004, with a scheduled level of $0.9 million.

      - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Approximately $2.5 million was drawn from the Capital Subaccount in connection with the September 15, 2004 interest payment. As of September 30, 2004, the Capital Subaccount had a balance of $1.3 million and is classified as Restricted Funds in the Balance Sheets.

      - As of September 30, 2004, cash deposits provided by retail electric providers totaled $1.9 million and are classified as Restricted Cash in the Balance Sheets.

(4)   LONG-TERM DEBT

      Interest payments on the transition bonds are due semi-annually and are paid from funds deposited daily with the Trustee by CenterPoint Houston as servicer of the transition property. Principal payments on the transition bonds are due semi-annually.

      The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston's service territory. The servicer deposits transition charge collections into the General Subaccount maintained by the Trustee.

      The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2004 (in thousands):

                               Class A-1                Class A-2               Class A-3             Class A-4
                         Scheduled     Actual     Scheduled      Actual    Scheduled    Actual   Scheduled    Actual
                         ---------     ------     ---------      ------    ---------    ------   ---------    ------
March 15, 2002          $     --      $     --     $    --       $   --      $    --     $   --   $    --      $   --

September 15, 2002        13,106        13,106          --           --           --         --        --          --

March 15, 2003             6,366         6,366          --           --           --         --        --          --

September 15, 2003        12,357        12,357          --           --           --         --        --          --

March 15, 2004            14,004        14,004          --           --           --         --        --          --

September 15, 2004        27,185        27,185          --           --           --         --        --          --

(5)   RELATED PARTY TRANSACTIONS

      As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three-month and nine-month periods ended September 30, 2003 and 2004, respectively.

      Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. The subsidiaries of RRI have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order of the Texas Utility Commission. At September 30, 2004, subsidiaries of RRI had letters of credit aggregating approximately $8.9 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

\
ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.

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

      For the three months ended September 30, 2004, revenue from transition charges was $20.8 million and investment income was $0.1 million. Interest expense of $9.1 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $11.0 million was net of regulatory adjustments of $4.4 million for the three months ended September 30, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.5 million for the three months ended September 30, 2004.

      For the nine months ended September 30, 2004, revenue from transition charges was $53.6 million and investment income was $0.2 million. Interest expense of $27.6 million related to interest on the transition bonds and amortization expense of $1.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $23.3 million was net of regulatory adjustments of $24.6 million for the nine months ended September 30, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.8 million for the nine months ended September 30, 2004, primarily due to bad debt expense associated with retail electric providers recorded in the second quarter of 2004 in accordance with the financing order issued by the Public Utility Commission of Texas in May 2000 authorizing our issuance of transition bonds.

      For the three months ended September 30, 2003, revenue from transition charges was $18.1 million and investment income was $0.08 million. Interest expense of $9.4 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $8.2 million was net of regulatory adjustments of $7.2 million for the three months ended September 30, 2003 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.2 million for the three months ended September 30, 2003.

      For the nine months ended September 30, 2003, revenue from transition charges was $48.1 million and investment income was $0.2 million. Interest expense of $28.3 million relates to interest on the transition bonds and amortization expense of $1.2 million relates to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property of $18.5 million was net of regulatory adjustments of $27.6 million for the nine months ended September 30, 2003 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.4 million for the nine months ended September 30, 2003.

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

      CenterPoint Houston is required to true up transition charges annually on November 1st in compliance with the financing order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2004. A link to that filing is available at www.centerpointenergy.com/investors/bond/1,2776,106657,00.html. No information on that or any other website is incorporated by reference into this report. The adjusted transition charges are designed to collect $100.5 million during the twelve months ending October 31, 2005 which is intended to be an amount sufficient to enable us to meet our scheduled debt service requirements and replenish the Overcollateralization Subaccount and the Capital Subaccount to their targeted levels.

      Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds. Funds for payments depend on the transition property and the right to collect the transition charges over a period limited by Texas law to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston's service territory. At the time we made our September 15, 2004 debt service payment, funds in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount were insufficient to cover the payment, and approximately $2.5 million was drawn from the Capital Subaccount in connection with that payment. Milder than normal weather during the summer of 2004 (and hence reduced electricity consumption) resulted in transition charge collections being insufficient to fund that debt service payment without a draw from the Capital Subaccount. After the September 15, 2004 payment, the aggregate balance in the Overcollateralization Subaccount and the Capital Subaccount was $1.3 million, and the targeted aggregate balance in these accounts was $4.7 million.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        The following exhibits are filed herewith:

        Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                               SEC FILE
                                                                                                  OR
 EXHIBIT                                                                                      REGISTRATION       EXHIBIT
 NUMBER                    DESCRIPTION                 REPORT OR REGISTRATION STATEMENT          NUMBER         REFERENCE
 ------                    -----------                 --------------------------------          ------         ---------
   4.1    --     Amended and Restated Limited           Form 8-K dated October 23, 2001          333-91093         4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2    --     Amended and Restated Certificate of    Form 8-K dated October 23, 2001          333-91093         4.7
                 Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3    --     Certificate of Amendment to the        Form 10-Q for the quarter ended June     333-91093         4.3
                 Certificate of Formation of Reliant    30, 2003
                 Energy Transition Bond Company LLC

  +10.1   --     Semiannual Servicer's Certificate,
                 dated as of September 14, 2004, as
                 to the transition bond balances, the
                 balances of the collection account
                 and its sub-accounts, and setting
                 forth transfers and payments to be
                 made on the September 15, 2004
                 payment date.

  +31.1   --     Section 302 Certification of Gary L.
                 Whitlock

  +31.2   --     Section 302 Certification of Marc
                 Kilbride

  +32.1   --     Section 906 Certification of Gary L.
                 Whitlock

  +32.2   --     Section 906 Certification of Marc
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

Date: November 12, 2004

                                 EXHIBIT INDEX

        Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                               SEC FILE
                                                                                                  OR
 EXHIBIT                                                                                      REGISTRATION       EXHIBIT
 NUMBER                    DESCRIPTION                 REPORT OR REGISTRATION STATEMENT          NUMBER         REFERENCE
 ------                    -----------                 --------------------------------          ------         ---------
   4.1    --     Amended and Restated Limited           Form 8-K dated October 23, 2001          333-91093         4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2    --     Amended and Restated Certificate of    Form 8-K dated October 23, 2001          333-91093         4.7
                 Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3    --     Certificate of Amendment to the        Form 10-Q for the quarter ended June     333-91093         4.3
                 Certificate of Formation of Reliant    30, 2003
                 Energy Transition Bond Company LLC

  +10.1   --     Semiannual Servicer's Certificate,
                 dated as of September 14, 2004, as
                 to the transition bond balances, the
                 balances of the collection account
                 and its sub-accounts, and setting
                 forth transfers and payments to be
                 made on the September 15, 2004
                 payment date.

  +31.1   --     Section 302 Certification of Gary L.
                 Whitlock

  +31.2   --     Section 302 Certification of Marc
                 Kilbride

  +32.1   --     Section 906 Certification of Gary L.
                 Whitlock

  +32.2   --     Section 906 Certification of Marc
                 Kilbride