Form 10-K
period 2004-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2005-03-31
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 76-0624152
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                Identification Number)

         1111 LOUISIANA, SUITE 4667
            HOUSTON, TEXAS 77002                          (713) 207-8272
(Address and zip code of principal executive     (Registrant's telephone number,
                  offices)                             Including area code)

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

     The aggregate market value of the member's equity held by non-affiliates of the registrant as of June 30, 2004: None

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

                                  PART I

Item 1.  Business ........................................................    1
Item 2.  Properties ......................................................    2
Item 3.  Legal Proceedings ...............................................    2
Item 4.  Submission of Matters to a Vote of Security Holders .............    3

                                  PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ............    3
Item 6.  Selected Financial Data .........................................    3
Item 7.  Management's Narrative Analysis of Results of Operations ........    4
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......    5
Item 8.  Financial Statements and Supplementary Data .....................    6
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .....................................   15
Item 9A. Controls and Procedures .........................................   15
Item 9B. Other Information ...............................................   15

                                 PART III

Item 10. Directors and Executive Officers of the Registrant ..............   15
Item 11. Executive Compensation ..........................................   15
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ..............................   15
Item 13. Certain Relationships and Related Transactions ..................   15
Item 14. Principal Accountant Fees and Services ..........................   15

                                  PART IV

Item 15. Exhibits and Financial Statement Schedules ......................   16

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

     - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     - other factors we discuss in this Form 10-K and our other Securities and Exchange Commission filings.

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

                                     PART I

ITEM 1. BUSINESS

     GENERAL

     We are a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). We were organized on November 10, 1999, and amended and restated our limited liability company agreement and certificate of formation on October 24, 2001. Our principal purposes are:

     a) purchasing the transition property, as described below, established by a financing order from the Public Utility Commission of Texas (Texas Utility Commission);

     b) issuing, supporting and servicing one or more series of transition bonds secured by transition property; and

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

     TRANSITION PROPERTY

     The transition property (Transition Property) that we purchased from Reliant Energy, Incorporated (now CenterPoint Houston) includes the irrevocable right to impose, collect and receive, through the Transition Charges payable by retail electric customers within CenterPoint Houston's certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs authorized in the financing order (Financing Order) issued by the Texas Utility Commission, including the right to receive Transition Charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the Transition Bonds. All revenues and collections resulting from Transition Charges are part of the Transition Property. CenterPoint Houston's qualified costs authorized in the Financing Order approving the issuance of the Transition Bonds include:

     - certain of CenterPoint Houston's generation-related regulatory assets, as determined in the Financing Order; and

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

     Credit enhancement for the Transition Bonds, which includes mandatory periodic review and adjustment to the Transition Charges to be billed and collected from the retail electric customers within CenterPoint Houston's service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the Transition Bonds as scheduled. The Servicer is required to make a filing with the Texas Utility Commission for an adjustment at least annually to correct any significant undercollection or overcollection of Transition Charges. In addition, if after application of collections in accordance with the indenture, the actual principal balance of Transition Bonds outstanding at the next payment date will be more than 5% higher or lower than the expected principal balance on the expected amortization schedule, interim true-up adjustments may be made, but not more frequently than every six months. The amount of the adjustment will be determined by using a formula established by the financing order approving the issuance of the Transition Bonds. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the Transition Charges generate amounts sufficient to:

     -    make timely interest and principal payments on the Transition Bonds;

     - pay fees and expenses of the trustee, our independent managers, the administrator and the Servicer, and other fees, expenses, costs and charges;

     - reconcile the retail electric provider payments, net of expected charge-offs for delinquent customer accounts; and

     - fund the various subaccounts required by the Transition Bond Indenture to their required levels.

     CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust Transition Charges was approved by the Texas Utility Commission and became effective November 1, 2004. A link to that filing is available at www.centerpointenergy.com/investors/bond/1,2776,106657,00.html. No information on that or any other website is incorporated by reference into this report. The adjusted Transition Charges are designed to collect $100.5 million during the year ending October 31, 2005.

ITEM 2. PROPERTIES

     We have no material physical properties. Our primary asset is the Transition Property described above in Item 1 (Business - Transition Property).

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     Restricted Payments. The indenture governing the Transition Bonds prohibits us from making any distributions from the capital subaccount of the trust established for the Transition Bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial principal amount of Transition Bonds issued and outstanding. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the Transition Bond Indenture. As of December 31, 2004, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the Transition Bond Indenture.

     Bondholders. As of December 31, 2004, the sole record holder of the Transition Bonds was Cede & Co., as nominee of The Depository Trust Company. The Transition Bonds are not listed on any national securities exchange.

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

     For the year ended December 31, 2004, revenue from Transition Charges was $74.9 million and investment income was $0.3 million. Interest expense of $36.5 million related to interest on the Transition Bonds and amortization expense of $1.5 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property was net of regulatory adjustments of $26.5 million in 2004 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $2.2 million in 2004 primarily due to bad debt expense associated with retail electric providers recorded in the second quarter of 2004 in accordance with the financing order issued by the Public Utility Commission of Texas (Texas Utility Commission) in May 2000 authorizing our issuance of Transition Bonds.

     For the year ended December 31, 2003, revenue from Transition Charges was $63.5 million and investment income was $0.3 million. Interest expense of $37.6 million related to interest on the Transition Bonds and amortization expense of $1.6 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property was net of regulatory adjustments of $37.5 million in 2003 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $0.6 million in 2003.

     For the year ended December 31, 2002, revenue from Transition Charges was $74.1 million and investment income was $0.2 million. Interest expense of $38.4 million related to interest on the Transition Bonds and amortization expense of $1.7 million related to amortization of debt issuance expenses and the discount on the Transition Bonds. Amortization of the Transition Property was net of regulatory adjustments of $28.0 million in 2002 to defer amortization costs until periods in which Transition Charge revenue is recognized. We recorded administrative expenses of $0.8 million in 2002.

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

     CenterPoint Houston is required to true-up Transition Charges annually on November 1st in compliance with the Financing Order adopted in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust Transition Charges was approved by the Texas Utility Commission and became effective November 1, 2004. The adjusted Transition Charges are designed to collect $100.5 million during the year ending
October 31, 2005.

     Holders of Transition Bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the Transition Bonds. Funds for payments depend on the Transition Property and the right to collect the transition charges over a period limited by Texas law to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston's service territory. At the time we made our September 15, 2004 debt service payment, funds in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount were insufficient to cover the payment, and approximately $2.5 million was drawn from the Capital Subaccount in connection with that payment. Milder than normal weather during the summer of 2004 (and hence reduced electricity consumption) resulted in Transition Charge collections being insufficient to fund that debt service payment without a draw from the Capital Subaccount. After the September 15, 2004 payment, the aggregate balance in the Overcollateralization Subaccount and the Capital Subaccount was $1.3 million, and the targeted aggregate balance for these accounts was $4.7 million.

     Immediately following the March 15, 2005 debt service payment, the aggregate balance in the Overcollateralization Subaccount and the Capital Subaccount was at the targeted aggregate balance for these accounts of $4.8 million, and an additional $3.4 million was held in the Reserve Subaccount.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2003 and 2004, we had outstanding fixed-rate debt aggregating $717.1 million and $675.9 million in principal amount and having a fair value of $753.5 million and $709.1 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $10.1 million if interest rates were to decline by 10% from their levels at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY

                                                                       YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                       2002      2003     2004
                                                                     -------   -------   -------
                                                                            (IN THOUSANDS)
REVENUES:
   Transition charge revenue .....................................   $74,086   $63,542   $74,929
   Investment income..............................................       213       262       270
                                                                     -------   -------   -------
      Total operating revenues ...................................    74,299    63,804    75,199
                                                                     -------   -------   -------

EXPENSES:
   Interest expense ..............................................    38,363    37,585    36,510
   Amortization of transition property ...........................    33,477    24,016    35,034
   Amortization of transition bond discount and issuance costs ...     1,706     1,612     1,457
   Administrative and general expenses ...........................       753       591     2,198
                                                                     -------   -------   -------
      Total operating expenses ...................................    74,299    63,804    75,199
                                                                     -------   -------   -------

NET INCOME .......................................................        --        --        --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ...........................     3,745     3,745     3,745

CONTRIBUTED CAPITAL ..............................................        --        --        --
                                                                     -------   -------   -------
MEMBER'S EQUITY AT THE END OF THE PERIOD .........................   $ 3,745   $ 3,745   $ 3,745
                                                                     =======   =======   =======

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          -------------------
                                                                            2003       2004
                                                                          --------   --------
                                                                             (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $ 29,795   $ 23,244
   Restricted funds ...................................................      5,630      3,474
   Transition charge receivable .......................................      9,128     12,983
                                                                          --------   --------
         Current Assets ...............................................     44,553     39,701

   Intangible transition property .....................................    682,204    647,170
   Unamortized debt issuance costs ....................................      6,846      5,433
                                                                          --------   --------
         Total Assets .................................................   $733,603   $692,304
                                                                          ========   ========

                    LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..................................   $ 41,189   $ 46,806
   Accrued interest ...................................................     10,967     10,501
   Customer deposits ..................................................      1,877      2,190
   Fees payable to servicer ...........................................        160        159
                                                                          --------   --------
         Current Liabilities ..........................................     54,193     59,656

   Long-term debt:
      Transition bonds, net of unamortized discount of $0.2 million ...    675,665    628,903
                                                                          --------   --------
         Total Liabilities ............................................    729,858    688,559
                                                                          --------   --------
MEMBER'S EQUITY:
   Contributed capital ................................................      3,745      3,745
   Retained earnings ..................................................         --         --
                                                                          --------   --------
         Total Member's Equity ........................................      3,745      3,745
                                                                          --------   --------
         Total Liabilities and Member's Equity ........................   $733,603   $692,304
                                                                          ========   ========

                 See Notes to the Company's Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                           2002       2003      2004
                                                                        --------   --------   --------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................   $     --   $     --   $     --
   Adjustment for non-cash items:
      Amortization of transition bond discount and issuance costs ...      1,706      1,612      1,457
      Amortization of transition property ...........................     33,477     24,016     35,034
   Changes in other assets and liabilities:
      Transition charge receivable ..................................     (5,874)       473     (3,855)
      Restricted funds ..............................................      1,437     (3,306)     2,156
      Other current assets ..........................................        (16)        16         --
      Accrued interest ..............................................      4,064       (256)      (466)
      Customer deposits .............................................      1,100        699        313
      Fees payable to servicer ......................................         40          1         (1)
                                                                        --------   --------   --------
         Net cash provided by operating activities ..................     35,934     23,255     34,638
                                                                        --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt .......................................    (13,106)   (18,723)   (41,189)
                                                                        --------   --------   --------
         Net cash used in financing activities ......................    (13,106)   (18,723)   (41,189)
                                                                        --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     22,828      4,532     (6,551)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      2,435     25,263     29,795
                                                                        --------   --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $ 25,263   $ 29,795   $ 23,244
                                                                        ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   CASH PAYMENTS:
      Interest ......................................................   $ 34,300   $ 37,841   $ 36,976

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

     CenterPoint Houston's parent company, CenterPoint Energy, Inc. (CenterPoint Energy), is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended.

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

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the Transition Bonds were issued (the Trustee) has established, as provided in the indenture, the following subaccounts for the Transition Bonds:

     - The General Subaccount is comprised of collections of Transition Charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each Transition Bond payment date. The General Subaccount had a balance of $23.2 million at December 31, 2004.

     - The Reserve Subaccount is maintained for the purpose of holding any Transition Charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the Transition Bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $4,110 at December 31, 2004.

     - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds), and funding is scheduled to occur ratably over the life of the Transition Bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $409 at December 31, 2004, with a scheduled level of $0.9 million.

     - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the Transition Bonds) on the date of issuance of the Transition Bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the Transition Bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. Approximately $2.5 million was drawn from the Capital Subaccount in connection with the September 15, 2004 interest payment. As of December 31, 2004, the Capital Subaccount had a balance of $1.3 million and is classified as Restricted Funds in the Balance Sheets.

     - As of December 31, 2004, cash deposits provided by retail electric providers totaled $2.2 million and are classified as Restricted Cash in the Balance Sheets.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the Transition Bonds are capitalized and are being amortized over the life of the Transition Bonds utilizing the effective interest method.

     TRANSITION CHARGES. Beginning on October 25, 2001 and pursuant to the Financing Order, CenterPoint Houston, as Servicer, implemented the non-bypassable Transition Charge on behalf of the Company. The Company records revenue for Transition Charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

     The following table shows the aggregate amount of Transition Charges collected by the Company during each month from the date of issuance of the Transition Bonds through December 31, 2004 (in thousands):

             2001     2002     2003     2004
            ------   ------   ------   ------
January     $   --   $4,584   $4,902   $4,652
February        --    3,997    4,693    4,554
March           --    4,297    4,698    5,798
April           --    5,144    4,986    4,808
May             --    3,678    4,236    3,754
June            --    5,805    5,378    6,258
July            --    5,892    6,195    6,039
August          --    7,091    5,948    6,668
September       --    7,195    6,359    7,217
October          2    8,799    6,403    6,137
November       414    6,119    4,667    7,055
December     1,937    5,390    5,516    6,528

     In all material respects, each significant retail electric provider (i) has been billed in accordance with the applicable Financing Order of the Texas Utility Commission, (ii) has made all payments in compliance with the requirements outlined in the Financing Order, and (iii) has satisfied the creditworthiness requirements of the Financing Order.

     AMORTIZATION. The Transition Property was recorded at acquired cost and is being amortized over twelve years, the life of the Transition Bonds, based on estimated revenue from Transition Charges, interest accruals and other expenses. The Financing Order authorizing the imposition of the Transition Charges and the issuance of the Transition Bonds, limits the terms of the Transition Bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of Transition Charges. Amortization of the Transition Property was net of regulatory adjustments of $28.0 million, $37.5 million and $26.5 million in 2002, 2003 and 2004, respectively to defer amortization costs until periods in which Transition Charge revenue is recognized. The Transition Charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the Transition Bonds.

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

     The source of repayment for the Transition Bonds is the Transition Charges. The servicer collects these non-bypassable charges from retail electric providers in CenterPoint Houston's service territory. The servicer deposits Transition Charge collections into the General Subaccount maintained by the Trustee.

     Debt service payments on the Transition Bonds are due semi-annually and are paid from funds deposited daily with the Trustee for the Transition Bonds by CenterPoint Houston as Servicer of the Transition Property. Scheduled final payment dates, final maturity dates and interest rates for the Transition Bonds at December 31, 2004, are as follows:

            Scheduled            Scheduled         Interest
Class   Final Payment Date   Final Maturity Date     Rate        Amount
-----   ------------------   -------------------   --------   -------------
                                                              (in millions)
 A-1    September 15, 2005    September 15, 2007     3.84%       $ 42.0
 A-2    September 15, 2007    September 15, 2009     4.76%        118.0
 A-3    September 15, 2009    September 15, 2011     5.16%        130.0
 A-4    September 15, 2013    September 15, 2015     5.63%        385.9
                                                                 ------
                                                                  675.9
Less: Current Maturities (scheduled payments)..............       (46.8)
Less: Unamortized Discount.................................        (0.2)
                                                                 ------
Total Long-Term Debt, net..................................      $628.9
                                                                 ======

     The following table shows scheduled and actual principal payments on the Transition Bonds from the issuance date through December 31, 2004 (in thousands):

                          Class A-1             Class A-2            Class A-3            Class A-4
                     -------------------   ------------------   ------------------   -----------------
                     Scheduled    Actual   Scheduled   Actual   Scheduled   Actual   Scheduled   Actual
                     ---------   -------   ---------   ------   ---------   ------   ---------   ------
March 15, 2002        $    --    $    --      $--        $--       $--       $--        $--        $--
September 15, 2002     13,106     13,106       --         --        --        --         --         --
March 15, 2003          6,366      6,366       --         --        --        --         --         --
September 15, 2003     12,357     12,357       --         --        --        --         --         --
March 15, 2004         14,004     14,004       --         --        --        --         --         --
September 15, 2004     27,185     27,185       --         --        --        --         --         --

     Scheduled principal payments through 2008 for the Transition Bonds outstanding at December 31, 2004 are as follows: 2005 - $46.8 million, 2006 - $54.3 million, 2007 - $59.9 million, 2008 - $65.5 million and 2009 - $73.0 million.

     The estimated fair value of the Transition Bonds at December 31, 2004 was $709.1 million.

(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the Transition Property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston is the Servicer of the Transition Property. As the Servicer, CenterPoint Houston manages and administers the Transition Property of the Company and collects the Transition Charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2002, 2003 and 2004.

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

     Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. The subsidiaries of RRI have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order of the Texas Utility Commission. At December 31, 2004, subsidiaries of RRI had letters of credit aggregating approximately $8.6 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the Company) as of December 31, 2004 and 2003, and the related statements of income and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                             YEAR ENDED     YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,
                                                2003          2004
                                            ------------   ------------
Audit fees ..............................      $21,000       $21,000
Audit-related fees (1) ..................       20,000        20,000
                                               -------       -------
   Total audit and audit-related fees ...       41,000        41,000

Tax fees ................................           --            --
All other fees ..........................           --            --
                                               -------       -------
   Total fees ...........................      $41,000       $41,000
                                               =======       =======

----------
(1)  Agreed upon procedures related to securitization financing.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

          1. Financial Statements.

               Statements of Income and Changes in Member's Equity
               Balance Sheets
               Statements of Cash Flows
               Notes to Financial Statements
               Report of Independent Registered Public Accounting Firm

          2. Financial Statement Schedules.
               None.

          3. Exhibits.
               See the Index to Exhibits which appears following the signature page to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 31st day of March, 2005.

                                        CENTERPOINT ENERGY TRANSITION BOND
                                                  COMPANY, LLC
                                                  (Registrant)


                                        By: /s/ Marc Kilbride
                                            ------------------------------------
                                            Marc Kilbride
                                            Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

              SIGNATURE                                 TITLE
              ---------                                 -----


/s/ Gary L. Whitlock                            President and Manager
-------------------------------------       (Principal Executive Officer)
(Gary L. Whitlock)


/s/ Marc Kilbride                       Vice President, Treasurer and Manager
-------------------------------------       (Principal Financial Officer)
(Marc Kilbride)


/s/ James S. Brian                                     Manager
-------------------------------------       (Principal Accounting Officer)
(James S. Brian)


/s/ Bernard J. Angelo                                  Manager
-------------------------------------
(Bernard J. Angelo)


/s/ Andrew L. Stidd                                    Manager
-------------------------------------
(Andrew L. Stidd)

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                              Report or
                                             Registration           SEC File or
Exhibit Number         Description            Statement         Registration Number   Exhibit References
--------------   ----------------------   -------------------   -------------------   ------------------
       4.1       Limited Liability        Registration               333-91093                4.1
                 Company Agreement of     Statement on Form
                 Reliant Energy           S-3 filed with the
                 Transition Bond          SEC on November 17,
                 Company LLC as amended   1999
                 and restated

       4.2       Certificate of           Registration               333-91093                4.2
                 Formation of Reliant     Statement on Form
                 Energy Transition Bond   S-3 filed with the
                 Company LLC              SEC on November 17,
                                          1999

       4.3       Form of Amended and      Current Report on          333-91093                4.7
                 Restated Certificate     Form 8-K filed with
                 of Formation of          the SEC on October
                 Reliant Energy           23, 2001
                 Transition Bond
                 Company LLC

       4.4       Form of Amended and      Current Report on          333-91093                4.3
                 Restated Limited         Form 8-K filed with
                 Liability Company        the SEC on October
                 Agreement                23, 2001

       4.5       Form of Indenture        Current Report on          333-91093                4.4
                                          Form 8-K filed with
                                          the SEC on October
                                          23, 2001

       4.6       Form of Supplemental     Current Report on          333-91093                4.5
                 Indenture                Form 8-K filed with
                                          the SEC on October
                                          23, 2001

       4.7       Form of the Transition   Current Report on          333-91093                4.6
                 Bonds (included in       Form 8-K filed with
                 Exhibit 4.5)             the SEC on October
                                          23, 2001

      10.1       Form of Sale Agreement   Current Report on          333-91093               10.1
                                          Form 8-K filed with
                                          the SEC on October
                                          23, 2001

      10.2       Form of Servicing        Current Report on          333-91093               10.2
                 Agreement                Form 8-K filed with
                                          the SEC on October
                                          23, 2001

      10.3       Form of Administration   Current Report on          333-91093               10.3
                 Agreement                Form 8-K filed with
                                          the SEC on October
                                          23, 2001

      10.4       Form of Intercreditor    Current Report on          333-91093               10.4
                 Agreement                Form 8-K filed with
                                          the SEC on October
                                          23, 2001

      10.5       Semiannual Servicer's    Form 10-Q for the          333-91093               10.1
                 Certificate, dated as    quarterly period
                 of March 12, 2004, as    ended March 31, 2004
                 to the transition
                 bond balances, the
                 balances of the
                 collection account
                 and its sub-accounts,
                 and setting forth
                 transfers and payments
                 to be made on the
                 March 15, 2004 payment
                 date.

      10.6       Semiannual Servicer's    Form 10-Q for the          333-91093               10.1
                 Certificate, dated as    quarterly period
                 of September 14, 2004,   ended September 30,
                 as to the transition     2004
                 bond balances, the
                 balances of the
                 collection account and


                                              Report or
                                             Registration           SEC File or
Exhibit Number         Description            Statement         Registration Number   Exhibit References
--------------   ----------------------   -------------------   -------------------   ------------------
                 its sub-accounts,
                 and setting forth
                 transfers and payments
                 to be made on the
                 September 15, 2004
                 payment date (as
                 modified).

     +31.1       Section 302
                 Certification of Gary
                 L. Whitlock

     +31.2       Section 302
                 Certification of Marc
                 Kilbride

     +32.1       Section 906
                 Certification of Gary
                 L. Whitlock

     +32.2       Section 906
                 Certification of Marc
                 Kilbride

      99.1       Financing Order          Amendment No. 3 to         333-91093               99.1
                                          the Company's
                                          Registration
                                          Statement on Form
                                          S-3 filed with the
                                          SEC on September 7,
                                          2001

      99.2       Internal Revenue         Amendment No. 2 to         333-91093               99.2
                 Service Private Letter   the Company's
                 Ruling relating to the   Registration
                 transition bonds         Statement on Form
                                          S-3 filed with the
                                          SEC on August 30,
                                          2001

      99.3       State of Texas           Amendment No. 2 to         333-91093               99.3
                 Comptroller of Public    the Company's
                 Accounts rulings         Registration
                 relating to the          Statement on Form
                 transition bonds         S-3 filed with the
                                          SEC on August 30,
                                          2001