Form 10-Q
period 2005-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2005-05-13
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                 ---    ---

As of May 1, 2005, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

              Item 1. Financial Statements.....................................................................1

                      Statements of Income and Changes in Member's Equity
                        Three Months Ended March 31, 2004 and 2005 (unaudited).................................1

                      Balance Sheets
                        December 31, 2004 and March 31, 2005 (unaudited).......................................2

                      Statements of Cash Flows
                       Three Months Ended March 31, 2004 and 2005 (unaudited)..................................3

                      Notes to Unaudited Financial Statements..................................................4

              Item 2. Management's Narrative Analysis of Results of Operations of CenterPoint Energy
                      Transition Bond Company, LLC.............................................................7

              Item 4. Controls and Procedures..................................................................8

PART II.      OTHER INFORMATION

              Item 6. Exhibits ................................................................................9

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

     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business;

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

     o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     o other factors we discuss in this report and our other Securities and Exchange Commission filings.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2004               2005
                                                                          ---------          ---------
                                                                                 (IN THOUSANDS)
REVENUES:
  Transition charge revenue ..........................................    $  15,015          $  21,802
  Investment income ..................................................           65                138
                                                                          ---------          ---------
    Total operating revenues .........................................       15,080             21,940
                                                                          ---------          ---------

EXPENSES:
  Interest expense ...................................................        9,287              8,889
  Amortization of transition property ................................        5,063             11,611
  Amortization of transition bond discount and issuance costs ........          386                331
  Administrative and general expenses ................................          344              1,109
                                                                          ---------          ---------
    Total operating expenses .........................................       15,080             21,940
                                                                          ---------          ---------

NET INCOME ...........................................................           --                 --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ...............................        3,745              3,745

CONTRIBUTED CAPITAL ..................................................           --                 --
                                                                          ---------          ---------
MEMBER'S EQUITY AT END OF PERIOD .....................................    $   3,745          $   3,745
                                                                          =========          =========


             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                    ------------    -----------
                                                                                        2004            2005
                                                                                    ------------    -----------
                                                                                          (IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $   23,244     $    8,995
  Restricted funds .............................................................          3,474          6,015
  Transition charge receivable .................................................         12,983         11,725
                                                                                     ----------     ----------
        Current Assets .........................................................         39,701         26,735

  Intangible transition property ...............................................        647,170        635,559
  Unamortized debt issuance costs ..............................................          5,433          5,112
                                                                                     ----------     ----------
        Total Assets ...........................................................     $  692,304     $  667,406
                                                                                     ==========     ==========

                                LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ............................................     $   46,806     $   49,352
  Accounts payable .............................................................             --             27
  Accrued interest .............................................................         10,501          1,558
  Customer deposits ............................................................          2,190          2,271
  Fees payable to servicer .....................................................            159             --
                                                                                     ----------     ----------
        Current Liabilities ....................................................         59,656         53,208

  Long-term debt:
    Transition bonds, net of unamortized discount of $0.2 million ..............        628,903        610,453
                                                                                     ----------     ----------
        Total Liabilities ......................................................        688,559        663,661
                                                                                     ----------     ----------

MEMBER'S EQUITY:
  Contributed capital ..........................................................          3,745          3,745
  Retained earnings ............................................................             --             --
                                                                                     ----------     ----------
        Total Member's Equity ..................................................          3,745          3,745
                                                                                     ----------     ----------

         Total Liabilities and Member's Equity .................................     $  692,304     $  667,406
                                                                                     ==========     ==========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           --------------------------
                                                                              2004            2005
                                                                           ----------      ----------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................     $       --      $       --
  Adjustments for non-cash items:
    Amortization of transition property ..............................          5,063          11,611
    Amortization of transition bond discount and issuance costs ......            386             331
  Changes in other assets and liabilities:
    Restricted funds .................................................            146          (2,541)
    Transition charge receivable .....................................            165           1,258
    Accounts payable .................................................             --              27
    Accrued interest .................................................         (9,335)         (8,943)
    Customer deposits ................................................           (137)             81
    Fees payable to servicer .........................................           (141)           (159)
                                                                           ----------      ----------
        Net cash provided by operating activities ....................         (3,853)          1,665
                                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt .........................................        (14,004)        (15,914)
                                                                           ----------      ----------
        Net cash used in financing activities ........................        (14,004)        (15,914)
                                                                           ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................        (17,857)        (14,249)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................         29,795          23,244
                                                                           ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................     $   11,938      $    8,995
                                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
        Interest .....................................................     $   18,622      $   17,831


             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of the Company for the year ended December 31, 2004.

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

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through March 31, 2005 (in thousands):


                                                  2001          2002         2003         2004         2005
                                                 ------       --------     --------     --------     --------
         January ...........................     $     --     $  4,584     $  4,902     $  4,652     $  6,159
         February ..........................           --        3,997        4,693        4,554        7,804
         March .............................           --        4,297        4,698        5,798        8,136
         April .............................           --        5,144        4,986        4,808
         May ...............................           --        3,678        4,236        3,754
         June ..............................           --        5,805        5,378        6,258
         July ..............................           --        5,892        6,195        6,039
         August ............................           --        7,091        5,948        6,668
         September .........................           --        7,195        6,359        7,217
         October ...........................            2        8,799        6,403        6,137
         November ..........................          414        6,119        4,667        7,055
         December ..........................        1,937        5,390        5,516        6,528

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

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established, as provided in the indenture, the following subaccounts for the transition bonds:

     o The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $4.5 million at March 31, 2005.

     o The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $3.4 million at March 31, 2005.

     o The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.1 million at March 31, 2005, with a scheduled level of $1.1 million.

     o The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of March 31, 2005, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

     o As of March 31, 2005, cash deposits provided by retail electric providers totaled $2.3 million and are classified as Restricted Funds in the Balance Sheets.

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

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2005 (in thousands):

                              Class A-1                  Class A-2              Class A-3              Class A-4
                         Scheduled       Actual     Scheduled    Actual    Scheduled    Actual    Scheduled    Actual
                         ---------       ------     ---------    ------    ---------    ------    ---------    ------
March 15, 2002          $       --    $       --    $      --   $    --   $       --   $    --   $       --   $    --
September 15, 2002          13,106        13,106           --        --           --        --           --        --
March 15, 2003               6,366         6,366           --        --           --        --           --        --
September 15, 2003          12,357        12,357           --        --           --        --           --        --
March 15, 2004              14,004        14,004           --        --           --        --           --        --
September 15, 2004          27,185        27,185           --        --           --        --           --        --
March 15, 2005              15,914        15,914           --        --           --        --           --        --

(5)      RELATED PARTY TRANSACTIONS

     As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three months ended March 31, 2004 and 2005, respectively.

    Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. The subsidiaries of RRI have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order of the Texas Utility Commission. At March 31, 2005, subsidiaries of RRI had letters of credit aggregating approximately $8.9 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS OF CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described in Item 1 (Business) of our Annual Report on Form 10-K for the year ended December 31, 2004, income statement effects were limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2005, revenue from transition charges was $21.8 million and investment income was $0.1 million. Interest expense of $8.9 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property was net of regulatory adjustments of $3.8 million for the three months ended March 31, 2005 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.1 million for the three months ended March 31, 2005 primarily due to bad debt expense associated with retail electric providers recorded in the first quarter of 2005 in accordance with the financing order issued by the Public Utility Commission of Texas (Texas Utility Commission) in May 2000 authorizing our issuance of Transition Bonds.

     For the three months ended March 31, 2004, revenue from transition charges was $15.0 million and investment income was $0.07 million. Interest expense of $9.3 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property was net of regulatory adjustments of $10.3 million for the three months ended March 31, 2004 to defer amortization costs until periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.3 million for the three months ended March 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS

              The following exhibits are filed herewith:

              Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                        REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                  REPORT OR REGISTRATION STATEMENT           NUMBER      REFERENCE
---------   ----------------------------------------    --------------------------------        ------------   ---------

   4.1     --    Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2     --    Amended and Restated Certificate       Form 8-K dated October 23, 2001           333-91093        4.7
                 of Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3     --    Certificate of Amendment to the        Form 10-Q for the quarter ended           333-91093        4.3
                 Certificate of Formation of Reliant    June 30, 2003
                 Energy Transition Bond Company LLC

  +10.1    --    Semiannual Servicer's
                 Certificate, dated as of March 14,
                 2005, as to the transition bond
                 balances, the balances of the
                 collection account and its
                 sub-accounts, and setting forth
                 transfers and payments to be made on
                 the March 15, 2005 payment date.

  +31.1     --   Section 302 Certification of
                 Gary L. Whitlock

  +31.2     --   Section 302 Certification of
                 Marc Kilbride

  +32.1     --   Section 906 Certification of
                 Gary L. Whitlock

  +32.2     --   Section 906 Certification of
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


                                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC



                                 By: /s/ James S. Brian
                                     -------------------------------------------
                                         James S. Brian
                                         Senior Vice President and
                                         Chief Accounting Officer


Date:  May 13, 2005

                                 EXHIBIT INDEX


                                                                                                  SEC FILE
                                                                                                     OR
 EXHIBIT                                                                                        REGISTRATION    EXHIBIT
  NUMBER                   DESCRIPTION                  REPORT OR REGISTRATION STATEMENT           NUMBER      REFERENCE
---------   ----------------------------------------    --------------------------------        ------------   ---------

   4.1     --    Amended and Restated Limited           Form 8-K dated October 23, 2001           333-91093        4.3
                 Liability Company Agreement of
                 Reliant Energy Transition Bond
                 Company LLC

   4.2     --    Amended and Restated Certificate       Form 8-K dated October 23, 2001           333-91093        4.7
                 of Formation of Reliant Energy
                 Transition Bond Company LLC

   4.3     --    Certificate of Amendment to the        Form 10-Q for the quarter ended           333-91093        4.3
                 Certificate of Formation of Reliant    June 30, 2003
                 Energy Transition Bond Company LLC

  +10.1    --    Semiannual Servicer's
                 Certificate, dated as of March 14,
                 2005, as to the transition bond
                 balances, the balances of the
                 collection account and its
                 sub-accounts, and setting forth
                 transfers and payments to be made on
                 the March 15, 2005 payment date.

  +31.1     --   Section 302 Certification of
                 Gary L. Whitlock

  +31.2     --   Section 302 Certification of
                 Marc Kilbride

  +32.1     --   Section 906 Certification of
                 Gary L. Whitlock

  +32.2     --   Section 906 Certification of
                 Marc Kilbride