Form 10-Q
period 2005-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2005-08-11
CIK 1098911

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements.........................................................................   1
               Statements of Income and Changes in Member's Equity
                 Three Months and Six Months Ended June 30, 2004 and 2005 (unaudited)..........................   1
               Balance Sheets
                 December 31, 2004 and June 30, 2005 (unaudited)...............................................   2
               Statements of Cash Flows
                Six Months Ended June 30, 2004 and 2005 (unaudited)............................................   3
               Notes to Unaudited Financial Statements.........................................................   4
          Item 2. Management's Narrative Analysis of Results of Operations ....................................   7
          Item 4. Controls and Procedures......................................................................   8

PART II.  OTHER INFORMATION

          Item 6. Exhibits ....................................................................................   9

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

      The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

      - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30,            JUNE 30,
                                                                2004      2005      2004      2005
                                                               -------   -------   -------   -------
                                                                         (IN THOUSANDS)
REVENUES:
   Transition charge revenue ..............................    $17,796   $26,301   $32,810   $48,103
   Investment income ......................................         50       144       116       282
                                                               -------   -------   -------   -------
     Total operating revenues .............................     17,846    26,445    32,926    48,385
                                                               -------   -------   -------   -------
EXPENSES:
   Interest expense .......................................      9,177     8,763    18,464    17,652
   Amortization of transition property ....................      7,297    16,868    12,360    28,479
   Amortization of transition bond discount and issuance
     costs.................................................        371       314       757       645
   Administrative and general expenses ....................      1,001       500     1,345     1,609
                                                               -------   -------   -------   -------
     Total operating expenses .............................     17,846    26,445    32,926    48,385
                                                               -------   -------   -------   -------

NET INCOME ................................................         --        --        --        --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ....................      3,745     3,745     3,745     3,745

CONTRIBUTED CAPITAL .......................................         --        --        --        --
                                                               -------   -------   -------   -------
MEMBER'S EQUITY AT END OF PERIOD ..........................    $ 3,745   $ 3,745   $ 3,745   $ 3,745
                                                               =======   =======   =======   =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                              DECEMBER 31,   JUNE 30,
                                                                                 2004         2005
                                                                              ------------   --------
                                                                                   (IN THOUSANDS)
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...............................................   $     23,244   $ 30,675
   Restricted funds........................................................          3,474      6,333
   Transition charge receivable............................................         12,983     16,116
                                                                              ------------   --------
         Current Assets....................................................         39,701     53,124

   Intangible transition property..........................................        647,170    618,691
   Unamortized debt issuance costs.........................................          5,433      4,807
                                                                              ------------   --------
         Total Assets......................................................   $    692,304   $676,622
                                                                              ============   ========

                      LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt.......................................   $     46,806   $ 49,352
   Accrued interest........................................................         10,501     10,321
   Customer deposits.......................................................          2,190      2,566
   Fees payable to servicer................................................            159        176
                                                                              ------------   --------
         Current Liabilities...............................................         59,656     62,415

   Long-term debt:
     Transition bonds, net of unamortized discount of $0.2 million.........        628,903    610,462
                                                                              ------------   --------
         Total Liabilities.................................................        688,559    672,877
                                                                              ------------   --------
MEMBER'S EQUITY:
   Contributed capital.....................................................          3,745      3,745
   Retained earnings.......................................................             --         --
                                                                              ------------   --------
         Total Member's Equity.............................................          3,745      3,745
                                                                              ------------   --------

         Total Liabilities and Member's Equity.............................   $    692,304   $676,622
                                                                              ============   ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                          2004        2005
                                                                        --------    --------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................    $     --    $     --
   Adjustments for non-cash items:
     Amortization of transition property............................      12,360      28,479
     Amortization of transition bond discount and issuance costs....         757         645
   Changes in other assets and liabilities:
     Transition charge receivable...................................      (1,929)     (3,133)
     Accrued interest...............................................        (159)       (180)
     Customer deposits..............................................        (191)        376
     Fees payable to servicer.......................................         (21)         17
                                                                        --------    --------
         Net cash provided by operating activities..................      10,817      26,204
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted funds.................................................         191      (2,859)
                                                                        --------    --------
         Net cash provided by (used in) investing activities........         191      (2,859)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt.......................................     (14,004)    (15,914)
                                                                        --------    --------
         Net cash used in financing activities......................     (14,004)    (15,914)
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................      (2,996)      7,431

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................      29,795      23,244
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $ 26,799    $ 30,675
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
         Interest...................................................    $ 18,622    $ 17,831

            See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2004.

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

(2)   TRANSITION CHARGES

      The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through June 30, 2005 (in thousands):

             2001      2002     2003     2004       2005
            ------   -------   ------   -------    -------
January     $   --   $ 4,584   $4,902   $ 4,652    $ 6,159
February        --     3,997    4,693     4,554      7,804
March           --     4,297    4,698     5,798      8,136
April           --     5,144    4,986     4,808      6,582
May             --     3,678    4,236     3,754      7,028
June            --     5,805    5,378     6,258      7,952
July            --     5,892    6,195     6,039
August          --     7,091    5,948     6,668
September       --     7,195    6,359     7,217
October          2     8,799    6,403     6,137
November       414     6,119    4,667     7,055
December     1,937     5,390    5,516     6,528

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

(3)   CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

      For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established, as provided in the indenture, the following subaccounts for the transition bonds:

      - The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $26.1 million at June 30, 2005.

      - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $3.4 million at June 30, 2005.

      - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.1 million at June 30, 2005, with a scheduled level of $1.1 million.

      - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of June 30, 2005, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

      - As of June 30, 2005, cash deposits provided by retail electric providers totaled $2.6 million and are classified as Restricted Funds in the Balance Sheets.

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

      The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2005 (in thousands):

                          Class A-1             Class A-2           Class A-3            Class A-4
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

(5)   RELATED PARTY TRANSACTIONS

      As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three months and six months ended June 30, 2004 and 2005, respectively.

      Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. The subsidiaries of RRI have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order issued by the Texas Utility Commission in May 2000. At June 30, 2005, subsidiaries of RRI had letters of credit aggregating approximately $9.3 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1of Part I of this Form 10-Q.

      We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described in "Business" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

      For the three months ended June 30, 2005, revenue from transition charges was $26.3 million and investment income was $0.2 million. Interest expense of $8.8 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property includes regulatory adjustments of $1.5 million for the three months ended June 30, 2005 to adjust amortization costs to match periods in which transition charge revenue is recognized. We recorded administrative expenses of $0.5 million for the three months ended June 30, 2005.

      For the six months ended June 30, 2005, revenue from transition charges was $48.1 million and investment income was $0.3 million. Interest expense of $17.7 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property was net of regulatory adjustments of $2.3 million for the six months ended June 30, 2005 to adjust amortization costs to match periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.6 million for the six months ended June 30, 2005 primarily due to bad debt expense associated with retail electric providers recorded in the first quarter of 2005 in accordance with the financing order issued by the Public Utility Commission of Texas (Texas Utility Commission) in May 2000 authorizing our issuance of transition bonds.

      For the three months ended June 30, 2004, revenue from transition charges was $17.8 million and investment income was $0.05 million. Interest expense of $9.2 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property was net of regulatory adjustments of $8.1 million for the three months ended June 30, 2004 to adjust amortization costs to match periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.0 million for the three months ended June 30, 2004, primarily due to an annual true-up of bad debt expense with retail electric providers in accordance with the financing order issued by the Texas Utility Commission in May 2000 authorizing our issuance of transition bonds.

      For the six months ended June 30, 2004, revenue from transition charges was $32.8 million and investment income was $0.1 million. Interest expense of $18.5 million related to interest on the transition bonds and amortization expense of $0.8 million related to amortization of debt issuance expenses and the discount on the transition bonds. Amortization of the transition property was net of regulatory adjustments of $18.4 million for the six months ended June 30, 2004 to adjust amortization costs to match periods in which transition charge revenue is recognized. We recorded administrative expenses of $1.3 million for the six months ended June 30,

2004, primarily due to an annual true up of bad debt expense with retail electric providers in accordance with the financing order discussed above.

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

      CenterPoint Houston is required to true-up transition charges annually on November 1st in compliance with the financing order adopted in May 2000 in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2004. The adjusted transition charges are designed to collect $100.5 million during the year ending October 31, 2005.

      Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds. Funds for payments depend on the transition property and the right to collect the transition charges over a period that Texas law limits to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston's service territory.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

            The following exhibits are filed herewith:

            Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                   SEC FILE
                                                                                                      OR
EXHIBIT                                                                                           REGISTRATION    EXHIBIT
NUMBER                      DESCRIPTION                        REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
------                      -----------                        --------------------------------   ------------   ---------
  4.1       --   Amended and Restated Limited Liability        Form 8-K dated October 23, 2001      333-91093       4.3
                 Company Agreement of Reliant Energy
                 Transition Bond Company LLC

  4.2       --   Amended and Restated Certificate of           Form 8-K dated October 23, 2001      333-91093       4.7
                 Formation of Reliant Energy Transition
                 Bond Company LLC

  4.3       --   Certificate of Amendment to the               Form 10-Q for the quarter ended      333-91093       4.3
                 Certificate of Formation of Reliant Energy    June 30, 2003
                 Transition Bond Company LLC

 +31.1      --   Section 302 Certification of Gary L.
                 Whitlock

 +31.2      --   Section 302 Certification of Marc Kilbride

 +32.1      --   Section 906 Certification of Gary L.
                 Whitlock

 +32.2      --   Section 906 Certification of Marc Kilbride

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

Date:  August 11, 2005

                                 EXHIBIT INDEX

            Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                   SEC FILE
                                                                                                      OR
EXHIBIT                                                                                           REGISTRATION    EXHIBIT
NUMBER                      DESCRIPTION                        REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
------                      -----------                        --------------------------------   ------------   ---------
  4.1       --   Amended and Restated Limited Liability        Form 8-K dated October 23, 2001      333-91093       4.3
                 Company Agreement of Reliant Energy
                 Transition Bond Company LLC

  4.2       --   Amended and Restated Certificate of           Form 8-K dated October 23, 2001      333-91093       4.7
                 Formation of Reliant Energy Transition
                 Bond Company LLC

  4.3       --   Certificate of Amendment to the               Form 10-Q for the quarter ended      333-91093       4.3
                 Certificate of Formation of Reliant Energy    June 30, 2003
                 Transition Bond Company LLC

 +31.1      --   Section 302 Certification of Gary L.
                 Whitlock

 +31.2      --   Section 302 Certification of Marc Kilbride

 +32.1      --   Section 906 Certification of Gary L.
                 Whitlock

 +32.2      --   Section 906 Certification of Marc Kilbride