Form 10-Q
period 2005-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2005-11-10
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of November 1, 2005, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements.......................................   1
            Statements of Income and Changes in Member's Equity
               Three Months and Nine Months Ended September 30,
               2004 and 2005 (unaudited)....................................   1
            Balance Sheets
               December 31, 2004 and September 30, 2005 (unaudited).........   2
            Statements of Cash Flows
               Nine Months Ended September 30, 2004 and 2005 (unaudited)....   3
            Notes to Unaudited Financial Statements.........................   4
         Item 2. Management's Narrative Analysis of
            Results of Operations...........................................   7
         Item 4. Controls and Procedures....................................   8

PART II. OTHER INFORMATION
         Item 6. Exhibits...................................................   9

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

     - the operating performance of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston's service territory;

     - the accuracy of the servicer's forecast of electrical consumption or the payment of transition charges;

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------   -----------------
                                                2004      2005      2004      2005
                                              -------   -------   -------   -------
                                                         (IN THOUSANDS)
REVENUES:
   Transition charge revenue .............    $20,810   $30,405   $53,621   $78,508
   Investment income .....................         95       267       211       549
                                              -------   -------   -------   -------
      Total operating revenues ...........     20,905    30,672    53,832    79,057
                                              -------   -------   -------   -------
EXPENSES:
   Interest expense ......................      9,130     8,708    27,595    26,360
   Amortization of transition property ...     10,957    20,964    23,317    49,443
   Amortization of transition bond
      discount and issuance costs ........        365       308     1,122       953
   Administrative and general expenses ...        453       692     1,798     2,301
                                              -------   -------   -------   -------
      Total operating expenses ...........     20,905    30,672    53,832    79,057
                                              -------   -------   -------   -------
NET INCOME ...............................         --        --        --        --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ...      3,745     3,745     3,745     3,745
CONTRIBUTED CAPITAL ......................         --        --        --        --
                                              -------   -------   -------   -------
MEMBER'S EQUITY AT END OF PERIOD .........    $ 3,745   $ 3,745   $ 3,745   $ 3,745
                                              =======   =======   =======   =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                          DECEMBER 31, 2004   SEPTEMBER 30, 2005
                                                          -----------------   ------------------
                                                                      (IN THOUSANDS)
                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................        $ 23,244            $ 11,365
   Restricted funds ...................................           3,474               6,608
   Transition charge receivable .......................          12,983              16,871
                                                               --------            --------
      Current Assets ..................................          39,701              34,844

   Intangible transition property .....................         647,170             597,727
   Unamortized debt issuance costs ....................           5,433               4,509
                                                               --------            --------
         Total Assets .................................        $692,304            $637,080
                                                               ========            ========

            LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..................        $ 46,806            $ 54,295
   Accrued interest ...................................          10,501               1,503
   Customer deposits ..................................           2,190               2,864
   Fees payable to servicer ...........................             159                  36
                                                               --------            --------
      Current Liabilities .............................          59,656              58,698

   Long-term debt:
      Transition bonds, net of unamortized discount
         of $0.2 million ..............................         628,903             574,637
                                                               --------            --------
         Total Liabilities ............................         688,559             633,335
                                                               --------            --------
MEMBER'S EQUITY:
   Contributed capital ................................           3,745               3,745
   Retained earnings ..................................              --                  --
                                                               --------            --------
         Total Member's Equity ........................           3,745               3,745
                                                               --------            --------
         Total Liabilities and Member's Equity ........        $692,304            $637,080
                                                               ========            ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        -------------------
                                                                          2004       2005
                                                                        --------   --------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................   $     --   $     --
   Adjustments for non-cash items:
      Amortization of transition property ...........................     23,317     49,443
      Amortization of transition bond discount and issuance costs ...      1,122        953
   Changes in other assets and liabilities:
      Transition charge receivable ..................................     (2,533)    (3,888)
      Accounts payable ..............................................          8         --
      Accrued interest ..............................................     (9,382)    (8,998)
      Customer deposits .............................................         52        674
      Fees payable to servicer ......................................       (140)      (123)
                                                                        --------   --------
         Net cash provided by operating activities ..................     12,444     38,061
                                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted funds .................................................      2,405     (3,134)
                                                                        --------   --------
         Net cash provided by (used in) investing activities ........      2,405     (3,134)
                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt .......................................    (41,189)   (46,806)
                                                                        --------   --------
         Net cash used in financing activities ......................    (41,189)   (46,806)
                                                                        --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................    (26,340)   (11,879)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................     29,795     23,244
                                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $  3,455   $ 11,365
                                                                        ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
         Interest....................................................   $ 36,976   $ 35,357

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

     Background. The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, seasonal variations in energy consumption.

(2) TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through September 30, 2005 (in thousands):

             2001     2002     2003     2004      2005
            ------   ------   ------   ------   -------
January     $   --   $4,584   $4,902   $4,652   $ 6,159
February        --    3,997    4,693    4,554     7,804
March           --    4,297    4,698    5,798     8,136
April           --    5,144    4,986    4,808     6,582
May             --    3,678    4,236    3,754     7,028
June            --    5,805    5,378    6,258     7,952
July            --    5,892    6,195    6,039     8,481
August          --    7,091    5,948    6,668    10,429
September       --    7,195    6,359    7,217    10,164
October          2    8,799    6,403    6,137
November       414    6,119    4,667    7,055
December     1,937    5,390    5,516    6,528

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

(3) CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The Trustee has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $4.7 million at September 30, 2005.

     - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $5.4 million at September 30, 2005.

     - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The Trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.3 million at September 30, 2005, with a scheduled level of $1.2 million.

     - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the Trustee will draw on amounts in the Capital Subaccount. As of September 30, 2005, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

     - As of September 30, 2005, cash deposits provided by retail electric providers totaled $2.9 million and are classified as Restricted Funds in the Balance Sheets.

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

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2005 (in thousands):

                          Class A-1             Class A-2            Class A-3            Class A-4
                     -------------------   ------------------   ------------------   ------------------
                     Scheduled    Actual   Scheduled   Actual   Scheduled   Actual   Scheduled   Actual
                     ---------   -------   ---------   ------   ---------   ------   ---------   ------
March 15, 2002        $    --    $    --     $   --    $   --      $--        $--       $--        $--
September 15, 2002     13,106     13,106         --        --       --         --        --         --
March 15, 2003          6,366      6,366         --        --       --         --        --         --
September 15, 2003     12,357     12,357         --        --       --         --        --         --
March 15, 2004         14,004     14,004         --        --       --         --        --         --
September 15, 2004     27,185     27,185         --        --       --         --        --         --
March 15, 2005         15,914     15,914         --        --       --         --        --         --
September 15, 2005     26,068     26,068      4,824     4,824       --         --        --         --

(5) RELATED PARTY TRANSACTIONS

     As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three months and nine months ended September 30, 2004 and 2005, respectively.

     Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. The subsidiaries of RRI have at all times been in compliance with the creditworthiness criteria for retail electric providers as set forth in the financing order issued by the Texas Utility Commission in May 2000. At September 30, 2005, subsidiaries of RRI had letters of credit aggregating approximately $9.5 million on deposit with the Trustee. As with any retail electric provider, the servicer is expected to direct the Trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of Part I of this Form 10-Q.

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001, we issued transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described in "Business" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended September 30, 2005, revenue from transition charges was $30.4 million and investment income was $0.2 million. Interest expense of $8.7 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.7 million for the three months ended September 30, 2005.

     For the nine months ended September 30, 2005, revenue from transition charges was $78.5 million and investment income was $0.5 million. Interest expense of $26.4 million related to interest on the transition bonds and amortization expense of $0.9 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.3 million for the nine months ended September 30, 2005 primarily due to an annual true-up of bad debt expense associated with retail electric providers recorded in the first quarter of 2005 in accordance with the financing order issued by the Public Utility Commission of Texas (Texas Utility Commission) in May 2000 authorizing our issuance of transition bonds.

     For the three months ended September 30, 2004, revenue from transition charges was $20.8 million and investment income was $0.1 million. Interest expense of $9.1 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.5 million for the three months ended September 30, 2004, primarily due to an annual true-up of bad debt expense with retail electric providers in accordance with the financing order discussed above.

     For the nine months ended September 30, 2004, revenue from transition charges was $53.6 million and investment income was $0.2 million. Interest expense of $27.6 million related to interest on the transition bonds and amortization expense of $1.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.8 million for the nine months ended September 30, 2004, primarily due to an annual true up of bad debt expense with retail electric providers in accordance with the financing order discussed above.

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

     CenterPoint Houston is required to true-up transition charges annually on November 1st in compliance with the financing order adopted in May 2000 in Application of Reliant Energy, Incorporated for Financing Order to Securitize Regulatory Assets and Other Qualified Costs, Docket No. 21665. CenterPoint Houston's most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2005. The adjusted transition charges are designed to collect $77.6 million during the year ending October 31, 2006. This amount reflects a reduction of $10.6 million due to an expected over-recovery during the twelve-month period ended October 31, 2005. This over-recovery results from growth in billings in the residential and small commercial sectors which exceeded the previous forecasts for the twelve-month period ended October 31, 2005, as well as, additional revenue due to weather that was warmer than normal. The $10.6 million over-recovery reduces the revenues that are otherwise required by 12% for the upcoming collection period ended October 31, 2006.


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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                           SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                          REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   ---------------------------------------------------------   --------------------------------   ------------   ---------
   4.1    --   Amended and Restated Limited Liability Company         Form 8-K dated October 23, 2001      333-91093       4.3
               Agreement of Reliant Energy Transition Bond Company
               LLC

   4.2    --   Amended and Restated Certificate of Formation of       Form 8-K dated October 23, 2001      333-91093       4.7
               Reliant Energy Transition Bond Company LLC

   4.3    --   Certificate of Amendment to the Certificate of         Form 10-Q for the quarter ended      333-91093       4.3
               Formation of Reliant Energy Transition Bond Company    June 30, 2003
               LLC

 +10.1    --   Semiannual Servicer's Certificate, dated as of
               September 14, 2005, as to the transition bond
               balances, the balances of the collection account and
               its sub-accounts, and setting forth transfers and
               payments to be made on the September 15, 2005
               payment date.

 +31.1    --   Section 302 Certification of Gary L. Whitlock

 +31.2    --   Section 302 Certification of Marc Kilbride

 +32.1    --   Section 906 Certification of Gary L. Whitlock

 +32.2    --   Section 906 Certification of Marc Kilbride

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY TRANSITION BOND
                                        COMPANY, LLC


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and
                                            Chief Accounting Officer

Date: November 9, 2005

                                  Exhibit Index

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                           SEC FILE
                                                                                                              OR
EXHIBIT                                                                                                  REGISTRATION    EXHIBIT
 NUMBER                          DESCRIPTION                          REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   ---------------------------------------------------------   --------------------------------   ------------   ---------
   4.1    --   Amended and Restated Limited Liability Company         Form 8-K dated October 23, 2001      333-91093       4.3
               Agreement of Reliant Energy Transition Bond Company
               LLC

   4.2    --   Amended and Restated Certificate of Formation of       Form 8-K dated October 23, 2001      333-91093       4.7
               Reliant Energy Transition Bond Company LLC

   4.3    --   Certificate of Amendment to the Certificate of         Form 10-Q for the quarter ended      333-91093       4.3
               Formation of Reliant Energy Transition Bond Company    June 30, 2003
               LLC

 +10.1    --   Semiannual Servicer's Certificate, dated as of
               September 14, 2005, as to the transition bond
               balances, the balances of the collection account and
               its sub-accounts, and setting forth transfers and
               payments to be made on the September 15, 2005
               payment date.

 +31.1    --   Section 302 Certification of Gary L. Whitlock

 +31.2    --   Section 302 Certification of Marc Kilbride

 +32.1    --   Section 906 Certification of Gary L. Whitlock

 +32.2    --   Section 906 Certification of Marc Kilbride