Form 10-Q
period 2006-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2006-05-12
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No |X|

     As of May 1, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements.......................................   1
            Statements of Income and Changes in Member's Equity
               Three Months Ended March 31, 2005 and 2006 (unaudited).......   1
            Balance Sheets
               December 31, 2005 and March 31, 2006 (unaudited).............   2
            Statements of Cash Flows
               Three Months Ended March 31, 2005 and 2006 (unaudited).......   3
            Notes to Unaudited Financial Statements.........................   4
         Item 2. Management's Narrative Analysis of Results of Operations...   7
         Item 4. Controls and Procedures....................................   8

PART II. OTHER INFORMATION
         Item 1A. Risk Factors..............................................   9
         Item 6.  Exhibits..................................................   9

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

     - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     - other factors we discuss in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                    -----------------
                                                                      2005      2006
                                                                    -------   -------
                                                                      (IN THOUSANDS)
REVENUES:
   Transition charge revenue ....................................   $21,802   $15,829
   Investment income ............................................       138       386
                                                                    -------   -------
      Total operating revenues ..................................    21,940    16,215
                                                                    -------   -------
EXPENSES:
   Interest expense .............................................     8,889     8,416
   Amortization of transition property ..........................    11,611     7,252
   Amortization of transition bond discount and issuance costs ..       331       274
   Administrative and general expenses ..........................     1,109       273
                                                                    -------   -------
      Total operating expenses ..................................    21,940    16,215
                                                                    -------   -------
NET INCOME ......................................................        --        --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ..........................     3,745     3,745
CONTRIBUTED CAPITAL .............................................        --        --
                                                                    -------   -------
MEMBER'S EQUITY AT END OF PERIOD ................................   $ 3,745   $ 3,745
                                                                    =======   =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        DECEMBER     MARCH
                                                                        31, 2005   31, 2006
                                                                        --------   --------
                                                                           (IN THOUSANDS)
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................   $ 38,377   $ 19,862
   Restricted funds .................................................      7,336      7,352
   Transition charge receivable .....................................     11,070     10,036
                                                                        --------   --------
      Current Assets ................................................     56,783     37,250
   Intangible transition property ...................................    585,343    578,091
   Unamortized debt issuance costs ..................................      4,241      3,975
                                                                        --------   --------
         Total Assets ...............................................   $646,367   $619,316
                                                                        ========   ========
                   LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ................................   $ 54,295   $ 56,205
   Accrued interest .................................................      9,959      1,464
   Customer deposits ................................................      3,545      3,594
   Fees payable to servicer .........................................        178         25
                                                                        --------   --------
      Current Liabilities ...........................................     67,977     61,288
   Long-term debt:
     Transition bonds, net of unamortized discount of $0.2 million ..    574,645    554,283
                                                                        --------   --------
      Total Liabilities .............................................    642,622    615,571
                                                                        --------   --------
MEMBER'S EQUITY:
   Contributed capital ..............................................      3,745      3,745
   Retained earnings ................................................         --         --
                                                                        --------   --------
      Total Member's Equity .........................................      3,745      3,745
                                                                        --------   --------
      Total Liabilities and Member's Equity .........................   $646,367   $619,316
                                                                        ========   ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       -------------------
                                                                         2005       2006
                                                                       --------   --------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................   $     --   $     --
   Adjustments for non-cash items:
      Amortization of transition property ..........................     11,611      7,252
      Amortization of transition bond discount and issuance costs ..        331        274
   Changes in other assets and liabilities:
      Transition charge receivable .................................      1,258      1,034
      Accounts payable .............................................         27         --
      Accrued interest .............................................     (8,943)    (8,495)
      Customer deposits ............................................         81         49
      Fees payable to servicer .....................................       (159)      (153)
                                                                       --------   --------
         Net cash provided by (used in) operating activities .......      4,206        (39)
                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted funds ................................................     (2,541)       (16)
                                                                       --------   --------
         Net cash used in investing activities .....................     (2,541)       (16)
                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ......................................    (15,914)   (18,460)
                                                                       --------   --------
         Net cash used in financing activities .....................    (15,914)   (18,460)
                                                                       --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................    (14,249)   (18,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................     23,244     38,377
                                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $  8,995   $ 19,862
                                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
      Interest .....................................................   $ 17,831   $ 16,911

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, seasonal variations in energy consumption.

     Amortization. The transition property was recorded at acquired cost and is being amortized over twelve years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order, which authorized the imposition of the transition charges and the issuance of the transition bonds, limits the terms of the transition bonds to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued during each month from the date of issuance of the transition bonds through March 31, 2006 (in thousands):

             2001     2002     2003     2004      2005     2006
            ------   ------   ------   ------   -------   ------
January     $   --   $4,584   $4,902   $4,652   $ 6,159   $5,729
February        --    3,997    4,693    4,554     7,804    5,082
March           --    4,297    4,698    5,798     8,136    5,916
April           --    5,144    4,986    4,808     6,582
May             --    3,678    4,236    3,754     7,028
June            --    5,805    5,378    6,258     7,952
July            --    5,892    6,195    6,039     8,481
August          --    7,091    5,948    6,668    10,429
September       --    7,195    6,359    7,217    10,164
October          2    8,799    6,403    6,137     9,619
November       414    6,119    4,667    7,055     9,788
December     1,937    5,390    5,516    6,528     7,273

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $3.3 million at March 31, 2006.

     - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $15.1 million at March 31, 2006.

     - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.4 million at March 31, 2006, with a scheduled level of $1.4 million.

     - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of March 31, 2006, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

     - As of March 31, 2006, cash deposits provided by retail electric providers totaled $3.6 million and are classified as Restricted Funds in the Balance Sheets.

(4)  LONG-TERM DEBT

     Principal and interest payments on the transition bonds are due semi-annually and are paid from funds deposited daily with the trustee by CenterPoint Houston as servicer of the transition property.

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston's service territory. The servicer deposits transition charge collections into the General Subaccount maintained by the trustee.

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2006 (in thousands):

                          Class A-1             Class A-2             Class A-3            Class A-4
                     -------------------   -------------------   ------------------   ------------------
                     Scheduled    Actual   Scheduled    Actual   Scheduled   Actual   Scheduled   Actual
                     ---------   -------   ---------   -------   ---------   ------   ---------   ------
March 15, 2002        $    --    $    --    $    --    $    --      $--        $--       $--        $--
September 15, 2002     13,106     13,106         --         --       --         --        --         --
March 15, 2003          6,366      6,366         --         --       --         --        --         --
September 15, 2003     12,357     12,357         --         --       --         --        --         --
March 15, 2004         14,004     14,004         --         --       --         --        --         --
September 15, 2004     27,185     27,185         --         --       --         --        --         --
March 15, 2005         15,914     15,914         --         --       --         --        --         --
September 15, 2005     26,068     26,068      4,824      4,824       --         --        --         --
March 15, 2006             --         --     18,460     18,460       --         --        --         --

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.4 million and $0.1 million during each of the three months ended March 31, 2005 and 2006, respectively.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At March 31, 2006, subsidiaries of RRI had letters of credit aggregating approximately $11.4 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued $748.9 million of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under "Business" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2006, revenue from transition charges was $15.8 million and investment income was $0.4 million. Interest expense of $8.4 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.3 million for the three months ended March 31, 2006.

     For the three months ended March 31, 2005, revenue from transition charges was $21.8 million and investment income was $0.1 million. Interest expense of $8.9 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.1 million for the three months ended March 31, 2005 primarily due to bad debt expense associated with retail electric providers recorded in the first quarter of 2005.

     We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) expected principal payments and interest expense on the transition bonds, (2) amortization of the transition property, debt issuance expenses and the discount on the transition bonds and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There have been no material changes from risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   ----------------------------------------------   --------------------------------   ------------   ---------
   4.1    -- Amended and Restated Limited Liability        Form 8-K dated October 23, 2001      333-91093       4.3
             Company Agreement of Reliant Energy
             Transition Bond Company LLC
   4.2    -- Amended and Restated Certificate of           Form 8-K dated October 23, 2001      333-91093       4.7
             Formation of Reliant Energy Transition
             Bond Company LLC
   4.3    -- Certificate of Amendment to the Certificate   Form 10-Q for the quarter ended      333-91093       4.3
             of Formation of Reliant Energy                June 30, 2003
             Transition Bond Company LLC
 +10.1    -- Semiannual Servicer's Certificate, dated
             as of March 14, 2006, as to the transition
             bond balances, the balances of the
             collection account and its sub-accounts,
             and setting forth transfers and payments
             to be made on the March 15, 2006 payment
             date.
 +31.1    -- Section 302 Certification of Gary L.
             Whitlock
 +31.2    -- Section 302 Certification of Marc Kilbride
 +32.1    -- Section 906 Certification of Gary L.
             Whitlock
 +32.2    -- Section 906 Certification of Marc Kilbride
 +99.1    -- Items incorporated by reference from the
             CenterPoint Energy Transition Bond Company,
             LLC Form 10-K. Item 1A "Risk Factors."

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

Date: May 12, 2006

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                                SEC FILE
                                                                                                   OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   ----------------------------------------------   --------------------------------   ------------   ---------
   4.1    -- Amended and Restated Limited Liability        Form 8-K dated October 23, 2001      333-91093       4.3
             Company Agreement of Reliant Energy
             Transition Bond Company LLC
   4.2    -- Amended and Restated Certificate of           Form 8-K dated October 23, 2001      333-91093       4.7
             Formation of Reliant Energy Transition
             Bond Company LLC
   4.3    -- Certificate of Amendment to the Certificate   Form 10-Q for the quarter ended      333-91093       4.3
             of Formation of Reliant Energy                June 30, 2003
             Transition Bond Company LLC
 +10.1    -- Semiannual Servicer's Certificate, dated
             as of March 14, 2006, as to the transition
             bond balances, the balances of the
             collection account and its sub-accounts,
             and setting forth transfers and payments
             to be made on the March 15, 2006 payment
             date.
 +31.1    -- Section 302 Certification of Gary L.
             Whitlock
 +31.2    -- Section 302 Certification of Marc Kilbride
 +32.1    -- Section 906 Certification of Gary L.
             Whitlock
 +32.2    -- Section 906 Certification of Marc Kilbride
 +99.1    -- Items incorporated by reference from the
             CenterPoint Energy Transition Bond Company,
             LLC Form 10-K. Item 1A "Risk Factors."