Form 10-Q
period 2006-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2006-08-10
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-91093

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   76-0624152
(State or other jurisdiction              (I.R.S. Employer Identification Number)
of incorporation or organization)

    1111 LOUISIANA, SUITE 4667
       HOUSTON, TEXAS 77002                          (713) 207-8272
(Address and zip code of principal     (Registrant's telephone number, including
     executive offices)                                area code)

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

     As of August 1, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements...................................    1
              Statements of Income and Changes in Member's Equity
                 Three Months and Six Months Ended June 30, 2005 and
                 2006 (unaudited).........................................    1
              Balance Sheets
                 December 31, 2005 and June 30, 2006 (unaudited)..........    2
              Statements of Cash Flows
                 Six Months Ended June 30, 2005 and 2006 (unaudited)......    3
              Notes to Unaudited Financial Statements.....................    4
           Item 2. Management's Narrative Analysis of Results of
              Operations..................................................    7
           Item 4. Controls and Procedures................................    8

PART II.   OTHER INFORMATION
           Item 1A. Risk Factors..........................................    9
           Item 6.  Exhibits..............................................    9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                      ------------------   -----------------
                                                        2005      2006       2005      2006
                                                      -------   --------   -------   -------
                                                                  (IN THOUSANDS)
REVENUES:
   Transition charge revenue ......................   $26,301   $20,643    $48,103   $36,472
   Investment income ..............................       144       388        282       774
                                                      -------   -------    -------   -------
      Total operating revenues ....................    26,445    21,031     48,385    37,246
                                                      -------   -------    -------   -------
EXPENSES:
   Interest expense ...............................     8,763     8,236     17,652    16,652
   Amortization of transition property ............    16,868    12,688     28,479    19,940
   Amortization of transition bond discount and
      issuance costs ..............................       314       226        645       500
   Administrative and general expenses ............       500      (119)     1,609       154
                                                      -------   -------    -------   -------
      Total operating expenses ....................    26,445    21,031     48,385    37,246
                                                      -------   -------    -------   -------
NET INCOME ........................................        --        --         --        --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ............     3,745     3,745      3,745     3,745
CONTRIBUTED CAPITAL ...............................        --        --         --        --
                                                      -------   -------    -------   -------
MEMBER'S EQUITY AT END OF PERIOD ..................   $ 3,745   $ 3,745    $ 3,745   $ 3,745
                                                      =======   =======    =======   =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      DECEMBER 31,   JUNE 30,
                                                                         2005          2006
                                                                      ------------   --------
                                                                          (IN THOUSANDS)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................................     $ 38,377     $ 38,575
   Restricted funds ...............................................        7,336        7,176
   Transition charge receivable ...................................       11,070       12,552
                                                                        --------     --------
         Current Assets ...........................................       56,783       58,303

   Intangible transition property .................................      585,343      565,403
   Unamortized debt issuance costs ................................        4,241        3,719
                                                                        --------     --------
         Total Assets .............................................     $646,367     $627,425
                                                                        ========     ========

                  LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..............................     $ 54,295     $ 56,205
   Accrued interest ...............................................        9,959        9,700
   Customer deposits ..............................................        3,545        3,373
   Fees payable to servicer .......................................          178          149
                                                                        --------     --------
         Current Liabilities ......................................       67,977       69,427

   Long-term debt:
      Transition bonds, net of unamortized discount of
         $0.2 million..............................................      574,645      554,253
                                                                        --------     --------
         Total Liabilities ........................................      642,622      623,680
                                                                        --------     --------

MEMBER'S EQUITY:
   Contributed capital ............................................        3,745        3,745
   Retained earnings ..............................................           --           --
                                                                        --------     --------
         Total Member's Equity ....................................        3,745        3,745
                                                                        --------     --------

         Total Liabilities and Member's Equity.....................     $646,367     $627,425
                                                                        ========     ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    -------------------
                                                                      2005       2006
                                                                    --------   --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................   $     --   $     --
   Adjustments for non-cash items:
      Amortization of transition property .......................     28,479     19,940
      Amortization of transition bond discount and issuance
         costs ..................................................        645        500
   Changes in other assets and liabilities:
      Transition charge receivable ..............................     (3,133)    (1,482)
      Accrued interest ..........................................       (180)      (259)
      Customer deposits .........................................        376       (172)
      Fees payable to servicer ..................................         17        (29)
                                                                    --------   --------
         Net cash provided by operating activities ..............     26,204     18,498
                                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted funds ..........................................     (2,859)       160
                                                                    --------   --------
         Net cash provided by (used in) investing activities ....     (2,859)       160
                                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ...................................    (15,914)   (18,460)
                                                                    --------   --------
         Net cash used in financing activities ..................    (15,914)   (18,460)
                                                                    --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................      7,431        198
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................     23,244     38,377
                                                                    --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $ 30,675   $ 38,575
                                                                    ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
         Interest ...............................................   $ 17,831   $ 16,911

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

(2) TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued during each month from the date of issuance of the transition bonds through June 30, 2006 (in thousands):

             2001     2002     2003     2004      2005     2006
            ------   ------   ------   ------   -------   ------
January     $   --   $4,584   $4,902   $4,652   $ 6,159   $5,729
February        --    3,997    4,693    4,554     7,804    5,082
March           --    4,297    4,698    5,798     8,136    5,916
April           --    5,144    4,986    4,808     6,582    5,799
May             --    3,678    4,236    3,754     7,028    5,176
June            --    5,805    5,378    6,258     7,952    7,398
July            --    5,892    6,195    6,039     8,481
August          --    7,091    5,948    6,668    10,429
September       --    7,195    6,359    7,217    10,164
October          2    8,799    6,403    6,137     9,619
November       414    6,119    4,667    7,055     9,788
December     1,937    5,390    5,516    6,528     7,273

(3) CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $21.8 million at June 30, 2006.

     - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $15.3 million at June 30, 2006.

     - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.4 million at June 30, 2006, with a scheduled level of $1.4 million.

     - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of June 30, 2006, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

     - As of June 30, 2006, cash deposits provided by retail electric providers totaled $3.4 million and are classified as Restricted Funds in the Balance Sheets.

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

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2006 (in thousands):

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

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three months and six months ended June 30, 2005 and 2006, respectively.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At June 30, 2006, subsidiaries of RRI had letters of credit aggregating approximately $11.3 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued $748.9 million aggregate principal amount of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under "Business" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended June 30, 2006, revenue from transition charges was $20.7 million and investment income was $0.4 million. Interest expense of $8.2 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. As part of the annual bad debt true-up with retail electric providers, during the second quarter of 2006 we recorded an adjustment reducing bad debt expense by $0.4 million. As a result, administrative expenses reflected a net credit of $0.1 million for the three months ended June 30, 2006.

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

     For the six months ended June 30, 2006, revenue from transition charges was $36.5 million and investment income was $0.8 million. Interest expense of $16.6 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.2 million for the six months ended June 30, 2006, which included the effects of the annual adjustment to bad debt expense discussed above.

     For the six months ended June 30, 2005, revenue from transition charges was $48.1 million and investment income was $0.3 million. Interest expense of $17.7 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.6 million for the six months ended June 30, 2005 primarily due to increased bad debt expense associated with retail electric providers recorded in the first quarter of 2005, including $0.6 million related to the annual bad debt true-up.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                                              SEC FILE
                                                                                                 OR
EXHIBIT                                                                                     REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------         --------------------------------------   --------------------------------   ------------   ---------
  4.1     --    Amended and Restated Limited             Form 8-K dated October 23, 2001       333-91093      4.3
                Liability Company Agreement of
                Reliant Energy Transition Bond
                Company LLC

  4.2     --    Amended and Restated Certificate of      Form 8-K dated October 23, 2001       333-91093      4.7
                Formation of Reliant Energy
                Transition Bond Company LLC

  4.3     --    Certificate of Amendment to the          Form 10-Q for the quarter ended       333-91093      4.3
                Certificate of Formation of Reliant      June 30, 2003
                Energy Transition Bond Company LLC

 +31.1    --    Section 302 Certification of Gary L.
                Whitlock

 +31.2    --    Section 302 Certification of Marc
                Kilbride

 +32.1    --    Section 906 Certification of Gary L.
                Whitlock

 +32.2    --    Section 906 Certification of Marc
                Kilbride

 +99.1    --    Items incorporated by reference from
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

Date: August 10, 2006

                                  EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                              SEC FILE
                                                                                                 OR
EXHIBIT                                                                                     REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                    REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------         --------------------------------------   --------------------------------   ------------   ---------
  4.1     --    Amended and Restated Limited             Form 8-K dated October 23, 2001       333-91093      4.3
                Liability Company Agreement of
                Reliant Energy Transition Bond
                Company LLC

  4.2     --    Amended and Restated Certificate of      Form 8-K dated October 23, 2001       333-91093      4.7
                Formation of Reliant Energy
                Transition Bond Company LLC

  4.3     --    Certificate of Amendment to the          Form 10-Q for the quarter ended       333-91093      4.3
                Certificate of Formation of Reliant      June 30, 2003
                Energy Transition Bond Company LLC

 +31.1    --    Section 302 Certification of Gary L.
                Whitlock

 +31.2    --    Section 302 Certification of Marc
                Kilbride

 +32.1    --    Section 906 Certification of Gary L.
                Whitlock

 +32.2    --    Section 906 Certification of Marc
                Kilbride

 +99.1    --    Items incorporated by reference from
                the CenterPoint Energy Transition
                Bond Company, LLC Form 10-K. Item
                1A "Risk Factors."