Form 10-Q
period 2006-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2006-11-07
CIK 1098911

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     As of October 31, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements......................................   1
            Statements of Income and Changes in Member's Equity
               Three Months and Nine Months Ended September 30, 2005
                  and 2006 (unaudited).....................................   1
            Balance Sheets
               December 31, 2005 and September 30, 2006 (unaudited)........   2
            Statements of Cash Flows
               Nine Months Ended September 30, 2005 and 2006 (unaudited)...   3
             Notes to Unaudited Financial Statements.......................   4
         Item 2. Management's Narrative Analysis of Results of Operations..   7
         Item 4. Controls and Procedures...................................   8

PART II. OTHER INFORMATION

         Item 1A. Risk Factors.............................................   8
         Item 6.  Exhibits.................................................   9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                              STATEMENTS OF INCOME
                         AND CHANGES IN MEMBER'S EQUITY
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                      ------------------   -----------------
                                                         2005      2006      2005      2006
                                                       -------   -------   -------   -------
                                                                  (IN THOUSANDS)
REVENUES:
   Transition charge revenue ......................    $30,405   $23,117   $78,508   $59,589
   Investment income ..............................        267       498       549     1,272
                                                       -------   -------   -------   -------
      Total operating revenues ....................     30,672    23,615    79,057    60,861
                                                       -------   -------   -------   -------
EXPENSES:
   Interest expense ...............................      8,708     8,160    26,360    24,812
   Amortization of transition property ............     20,964    14,822    49,443    34,762
   Amortization of transition bond discount and
      issuance costs ..............................        308       260       953       760
   Administrative and general expenses ............        692       373     2,301       527
                                                       -------   -------   -------   -------
      Total operating expenses ....................     30,672    23,615    79,057    60,861
                                                       -------   -------   -------   -------
NET INCOME ........................................         --        --        --        --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ............      3,745     3,745     3,745     3,745
CONTRIBUTED CAPITAL ...............................         --        --        --        --
                                                       -------   -------   -------   -------
MEMBER'S EQUITY AT END OF PERIOD ..................    $ 3,745   $ 3,745   $ 3,745   $ 3,745
                                                       =======   =======   =======   =======

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2005            2006
                                                      ------------   -------------
                                                             (IN THOUSANDS)
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ......................     $ 38,377       $ 11,081
   Restricted funds ...............................        7,336          6,592
   Transition charge receivable ...................       11,070         10,911
                                                        --------       --------
         Current Assets ...........................       56,783         28,584

   Intangible transition property .................      585,343        550,581
   Unamortized debt issuance costs ................        4,241          3,468
                                                        --------       --------
         Total Assets .............................     $646,367       $582,633
                                                        ========       ========
          LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..............     $ 54,295       $ 59,912
   Accrued interest ...............................        9,959          1,388
   Customer deposits ..............................        3,545          2,832
   Fees payable to servicer .......................          178             36
                                                        --------       --------
         Current Liabilities ......................       67,977         64,168

   Long-term debt:
      Transition bonds, net of unamortized
         discount of $0.1 million .................      574,645        514,720
                                                        --------       --------
         Total Liabilities ........................      642,622        578,888
                                                        --------       --------
MEMBER'S EQUITY:
   Contributed capital ............................        3,745          3,745
   Retained earnings ..............................           --             --
                                                        --------       --------
         Total Member's Equity ....................        3,745          3,745
                                                        --------       --------
         Total Liabilities and Member's Equity ....     $646,367       $582,633
                                                        ========       ========

             See Notes to the Company's Interim Financial Statements

                 CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                        2005       2006
                                                      --------   --------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................   $     --   $     --
   Adjustments for non-cash items:
      Amortization of transition property .........     49,443     34,762
      Amortization of transition bond discount and
         issuance costs ...........................        953        760
   Changes in other assets and liabilities:
      Transition charge receivable ................     (3,888)       159
      Accrued interest ............................     (8,998)    (8,571)
      Customer deposits ...........................        674       (713)
      Fees payable to servicer ....................       (123)      (142)
                                                      --------   --------
         Net cash provided by operating
            activities ............................     38,061     26,255
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted funds ............................     (3,134)       744
                                                      --------   --------
         Net cash provided by (used in) investing
            activities ............................     (3,134)       744
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt .....................    (46,806)   (54,295)
                                                      --------   --------
         Net cash used in financing activities ....    (46,806)   (54,295)
                                                      --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........    (11,879)   (27,296)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....     23,244     38,377
                                                      --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........   $ 11,365   $ 11,081
                                                      ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
         Interest .................................   $ 35,357   $ 33,382

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

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued during each month from the date of issuance of the transition bonds through September 30, 2006 (in thousands):

             2001     2002     2003     2004      2005     2006
            ------   ------   ------   ------   -------   ------
January     $   --   $4,584   $4,902   $4,652   $ 6,159   $5,729
February        --    3,997    4,693    4,554     7,804    5,082
March           --    4,297    4,698    5,798     8,136    5,916
April           --    5,144    4,986    4,808     6,582    5,799
May             --    3,678    4,236    3,754     7,028    5,176
June            --    5,805    5,378    6,258     7,952    7,398
July            --    5,892    6,195    6,039     8,481    7,792
August          --    7,091    5,948    6,668    10,429    8,785
September       --    7,195    6,359    7,217    10,164    7,942
October          2    8,799    6,403    6,137     9,619
November       414    6,119    4,667    7,055     9,788
December     1,937    5,390    5,516    6,528     7,273

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $4.0 million at September 30, 2006.

     - The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $5.5 million at September 30, 2006.

     - The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.6 million at September 30, 2006, with a scheduled level of $1.6 million.

     - The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of September 30, 2006, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

     - As of September 30, 2006, cash deposits provided by retail electric providers totaled $2.8 million and are classified as Restricted Funds in the Balance Sheets.

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

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2006 (in thousands):

                          Class A-1             Class A-2             Class A-3            Class A-4
                     -------------------   -------------------   ------------------   ------------------
                     Scheduled    Actual   Scheduled    Actual   Scheduled   Actual   Scheduled   Actual
                     ---------   -------   ---------   -------   ---------   ------   ---------   ------
March 15, 2002        $    --    $    --    $    --    $    --      $--        $--       $--        $--
September 15, 2002     13,106     13,106         --         --       --         --        --         --
March 15, 2003          6,366      6,366         --         --       --         --        --         --
September 15, 2003     12,357     12,357         --         --       --         --        --         --
March 15, 2004         14,004     14,004         --         --       --         --        --         --
September 15, 2004     27,185     27,185         --         --       --         --        --         --
March 15, 2005         15,914     15,914         --         --       --         --        --         --
September 15, 2005     26,068     26,068      4,824      4,824       --         --        --         --
March 15, 2006             --         --     18,460     18,460       --         --        --         --
September 15, 2006         --         --     35,835     35,835       --         --        --         --

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three months and nine months ended September 30, 2005 and 2006, respectively.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At September 30, 2006, subsidiaries of RRI had letters of credit aggregating approximately $11.3 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

     For the three months ended September 30, 2006, revenue from transition charges was $23.1 million and investment income was $0.5 million. Interest expense of $8.2 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.4 million for the three months ended September 30, 2006.

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

     For the nine months ended September 30, 2006, revenue from transition charges was $59.6 million and investment income was $1.3 million. Interest expense of $24.8 million related to interest on the transition bonds and amortization expense of $0.8 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.5 million for the nine months ended September 30, 2006, which included the effects of the annual adjustment to bad debt expense resulting in a reduction of $0.4 million recorded in the second quarter of 2006.

     For the nine months ended September 30, 2005, revenue from transition charges was $78.5 million and investment income was $0.5 million. Interest expense of $26.4 million related to interest on the transition bonds and amortization expense of $0.9 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.3 million for the nine months ended September 30, 2005 primarily due to increased bad debt expense associated with retail electric providers in the first quarter of 2005, including $0.6 million related to the annual bad debt true-up.

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

     CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston's most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2006. The adjusted transition charges are designed to collect $87.5 million during the twelve-month period ending October 31, 2007. This amount reflects a reduction of $9.1 million due to an over-recovery during the twelve-month period ended October 31, 2006. This over-recovery results from growth in billings in the residential and small commercial sectors which exceeded the previous forecasts for the twelve-month period ended October 31, 2006. The $9.1 million over-recovery reduces the revenues by 9% that are otherwise required for the twelve-month collection period ending October 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                   REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                  REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------                   -----------                  --------------------------------   ------------   ---------
  4.1     -   Amended and Restated Limited             Form 8-K dated October 23, 2001      333-91093       4.3
              Liability Company Agreement of
              Reliant Energy Transition Bond
              Company LLC

  4.2     -   Amended and Restated Certificate of      Form 8-K dated October 23, 2001      333-91093       4.7
              Formation of Reliant Energy
              Transition Bond Company LLC

  4.3     -   Certificate of Amendment to the          Form 10-Q for the quarter ended      333-91093       4.3
              Certificate of Formation of Reliant      June 30, 2003
              Energy Transition Bond Company LLC

+10.1     -   Semiannual Servicer's Certificate,
              dated as of September 14, 2006, as to
              the transition bond balances, the
              balances of the collection account
              and its sub-accounts, and setting
              forth transfers and payments to be
              made on the September 15, 2006
              payment date.

+31.1     -   Section 302 Certification of Gary L.
              Whitlock

+31.2     -   Section 302 Certification of Marc
              Kilbride

+32.1     -   Section 906 Certification of Gary L.
              Whitlock

+32.2     -   Section 906 Certification of Marc
              Kilbride

+99.1     -   Items incorporated by reference from
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

Date: November 7, 2006

                                  EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

                                                                                            SEC FILE
                                                                                               OR
EXHIBIT                                                                                   REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                   REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------                  -----------                   --------------------------------   ------------   ---------
  4.1     -    Amended and Restated Limited            Form 8-K dated October 23, 2001      333-91093       4.3
               Liability Company Agreement of
               Reliant Energy Transition Bond
               Company LLC

  4.2     -    Amended and Restated Certificate of     Form 8-K dated October 23, 2001      333-91093       4.7
               Formation of Reliant Energy
               Transition Bond Company LLC

  4.3     -    Certificate of Amendment to the         Form 10-Q for the quarter ended      333-91093       4.3
               Certificate of Formation of Reliant     June 30, 2003
               Energy Transition Bond Company LLC

+10.1     -    Semiannual Servicer's Certificate,
               dated as of September 14, 2006, as to
               the transition bond balances, the
               balances of the collection account
               and its sub-accounts, and setting
               forth transfers and payments to be
               made on the September 15, 2006
               payment date.

+31.1     -    Section 302 Certification of Gary L.
               Whitlock

+31.2     -    Section 302 Certification of Marc
               Kilbride

+32.1     -    Section 906 Certification of Gary L.
               Whitlock

+32.2     -    Section 906 Certification of Marc
               Kilbride

+99.1     -    Items incorporated by reference from
               the CenterPoint Energy Transition
               Bond Company, LLC Form 10-K. Item 1A
               "Risk Factors."