Form 10-Q
period 2007-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2007-08-10
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-91093
CenterPoint Energy Transition Bond Company, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	76-0624152 (I.R.S. Employer Identification Number)
incorporation or organization)

1111 Louisiana, Suite 4667
Houston, Texas 77002	(713) 207-8272
(Address and zip code of principal	(Registrant’s telephone number, including
executive offices)	area code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 31, 2007, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
		(in thousands)
Revenues:
Transition charge revenue	$20,643	$22,527	$36,472	$41,690
Investment income	388	388	774	787

Total operating revenues	21,031	22,915	37,246	42,477

Expenses:
Interest expense	8,236	7,567	16,652	15,333
Amortization of transition property	12,688	15,502	19,940	26,763
Amortization of transition bond discount and issuance costs	226	227	500	465
Administrative and general expenses	(119)	(381)	154	(84)

Total operating expenses	21,031	22,915	37,246	42,477

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2006	June 30, 2007
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$32,119	$36,014
Restricted funds	15,392	14,019
Transition charge receivable	9,616	12,280

Current Assets	57,127	62,313

Intangible transition property	538,978	512,215
Unamortized debt issuance costs	3,236	2,788

Total Assets	$599,341	$577,316

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$59,912	$61,822
Accrued interest	9,198	8,912
Customer deposits	11,582	10,210
Fees payable to servicer	176	162

Current Liabilities	80,868	81,106

Long-term debt:
Transition bonds, net of unamortized discount	514,728	492,465

Total Liabilities	595,596	573,571

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—

Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$599,341	$577,316

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	19,940	26,763
Amortization of transition bond discount and issuance costs	500	465
Changes in other assets and liabilities:
Transition charge receivable	(1,482)	(2,664)
Accrued interest	(259)	(286)
Customer deposits	(172)	(1,372)
Fees payable to servicer	(29)	(14)

Net cash provided by operating activities	18,498	22,892

Cash Flows from Investing Activities:
Restricted funds	160	1,373

Net cash provided by investing activities	160	1,373

Cash Flows from Financing Activities:
Payments of long-term debt	(18,460)	(20,370)

Net cash used in financing activities	(18,460)	(20,370)

Net Increase in Cash and Cash Equivalents	198	3,895

Cash and Cash Equivalents, Beginning of Period	38,377	32,119

Cash and Cash Equivalents, End of Period	$38,575	$36,014

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$16,911	$15,619
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
     The Company’s Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Statements of Income and Changes in Member’s Equity are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, seasonal variations in energy consumption.
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
(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2007 (in thousands):

	2001	2002	2003	2004	2005	2006	2007
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665
February	—	3,997	4,693	4,554	7,804	5,082	5,970
March	—	4,297	4,698	5,798	8,136	5,916	7,003
April	—	5,144	4,986	4,808	6,582	5,799	6,349
May	—	3,678	4,236	3,754	7,028	5,176	6,414
June	—	5,805	5,378	6,258	7,952	7,398	7,019
July	—	5,892	6,195	6,039	8,481	7,792
August	—	7,091	5,948	6,668	10,429	8,785
September	—	7,195	6,359	7,217	10,164	7,942
October	2	8,799	6,403	6,137	9,619	7,423
November	414	6,119	4,667	7,055	9,788	7,253
December	1,937	5,390	5,516	6,528	7,273	6,073
(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $24.0 million at June 30, 2007.

•	The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $10.2 million at June 30, 2007.

•	The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.7 million at June 30, 2007 with a scheduled level of $1.7 million.

•	The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of June 30, 2007, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.
     As of June 30, 2007, cash deposits provided by retail electric providers totaled $10.2 million and are classified as Restricted Funds in the Balance Sheets.
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
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at June 30, 2007, are as follows:

	Scheduled		Interest	Amount
Class	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-2	September 15, 2007	September 15, 2009	4.76%	$38.5
A-3	September 15, 2009	September 15, 2011	5.16%	130.0
A-4	September 15, 2013	September 15, 2015	5.63%	385.9

				554.4
Less: Current Maturities (scheduled payments)				(61.8)
Less: Unamortized Discount				(0.1)

Total Long-Term Debt, net				$492.5

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2007 (in thousands):

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
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three months and six months ended June 30, 2006 and 2007, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At June 30, 2007, subsidiaries of RRI had approximately $8.0 million of cash on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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
     For the three months ended June 30, 2007, revenue from transition charges was $22.5 million and investment income was $0.4 million. Amortization of transition property was $15.5 million. Interest expense of $7.5 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. As part of the annual bad debt true-up with retail electric providers, we recorded an adjustment reducing bad debt expense by $0.6 million during the second quarter of 2007. As a result, administrative expenses reflected a net credit of $0.4 million for the three months ended June 30, 2007.
     For the three months ended June 30, 2006, revenue from transition charges was $20.7 million and investment income was $0.4 million. Amortization of transition property was $12.7 million. Interest expense of $8.2 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. As part of the annual bad debt true-up with retail electric providers, we recorded an adjustment reducing bad debt expense by $0.4 million during the second quarter of 2006. As a result, administrative expenses reflected a net credit of $0.1 million for the three months ended June 30, 2006.
     For the six months ended June 30, 2007, revenue from transition charges was $41.7 million and investment income was $0.8 million. Amortization of transition property was $26.8 million. Interest expense of $15.3 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. As a result of the annual adjustment to bad debt expense discussed above, administrative expenses reflected a net credit of $0.1 million for the six months ended June 30, 2007.
     For the six months ended June 30, 2006, revenue from transition charges was $36.5 million and investment income was $0.8 million. Amortization of transition property was $19.9 million. Interest expense of $16.6 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.2 million for the six months ended June 30, 2006, which included the effects of the annual adjustment to bad debt expense discussed above.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 10, 2007

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