Form 10-Q
period 2007-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2007-11-09
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-91093
CenterPoint Energy Transition Bond Company, LLC
(Exact name of registrant as specified in its charter)

Delaware	76-0624152
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1111 Louisiana, Suite 4667
Houston, Texas 77002	(713) 207-8272
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
		(in thousands)
Revenues:
Transition charge revenue	$23,117	$25,694	$59,589	$67,384
Investment income	498	459	1,272	1,246

Total operating revenues	23,615	26,153	60,861	68,630

Expenses:
Interest expense	8,160	7,483	24,812	22,816
Amortization of transition property	14,822	18,105	34,762	44,868
Amortization of transition bond discount and issuance costs	260	222	760	687
Administrative and general expenses	373	343	527	259

Total operating expenses	23,615	26,153	60,861	68,630

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2006	September 30, 2007
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,119	$6,161
Restricted funds	15,392	14,536
Transition charge receivable	9,616	13,207

Current Assets	57,127	33,904

Intangible transition property	538,978	494,110
Unamortized debt issuance costs	3,236	2,575

Total Assets	$599,341	$530,589

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$59,912	$65,529
Accrued interest	9,198	1,261
Customer deposits	11,582	10,775
Fees payable to servicer	176	54

Current Liabilities	80,868	77,619

Long-term debt:
Transition bonds, net of unamortized discount	514,728	449,225

Total Liabilities	595,596	526,844

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—

Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$599,341	$530,589

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	34,762	44,868
Amortization of transition bond discount and issuance costs	760	687
Changes in other assets and liabilities:
Transition charge receivable	159	(3,591)
Accrued interest	(8,571)	(7,937)
Customer deposits	(713)	(807)
Fees payable to servicer	(142)	(122)

Net cash provided by operating activities	26,255	33,098

Cash Flows from Investing Activities:
Restricted funds	744	856

Net cash provided by investing activities	744	856

Cash Flows from Financing Activities:
Payments of long-term debt	(54,295)	(59,912)

Net cash used in financing activities	(54,295)	(59,912)

Net Decrease in Cash and Cash Equivalents	(27,296)	(25,958)

Cash and Cash Equivalents, Beginning of Period	38,377	32,119

Cash and Cash Equivalents, End of Period	$11,081	$6,161

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$33,382	$30,752
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
(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2007 (in thousands):

	2001	2002	2003	2004	2005	2006	2007
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665
February	—	3,997	4,693	4,554	7,804	5,082	5,970
March	—	4,297	4,698	5,798	8,136	5,916	7,003
April	—	5,144	4,986	4,808	6,582	5,799	6,349
May	—	3,678	4,236	3,754	7,028	5,176	6,414
June	—	5,805	5,378	6,258	7,952	7,398	7,019
July	—	5,892	6,195	6,039	8,481	7,792	7,572
August	—	7,091	5,948	6,668	10,429	8,785	9,092
September	—	7,195	6,359	7,217	10,164	7,942	7,919
October	2	8,799	6,403	6,137	9,619	7,423
November	414	6,119	4,667	7,055	9,788	7,253
December	1,937	5,390	5,516	6,528	7,273	6,073
(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $3.4 million at September 30, 2007.

•	The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $0.9 million at September 30, 2007.

•	The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.9 million at September 30, 2007 with a scheduled level of $1.9 million.

•	The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of September 30, 2007, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.
     As of September 30, 2007, cash deposits provided by retail electric providers totaled $10.8 million and are classified as Restricted Funds in the Balance Sheets.
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
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at September 30, 2007, are as follows:

	Scheduled		Interest	Amount
Class	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-3	September 15, 2009	September 15, 2011	5.16%	128.9
A-4	September 15, 2013	September 15, 2015	5.63%	385.9

				514.8
Less: Current Maturities (scheduled payments)				(65.5)
Less: Unamortized Discount				(0.1)

Total Long-Term Debt, net				$449.2

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2007 (in thousands):

	Class A-1		Class A-2			Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual		Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—		$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—		—	—	—	—
March 15, 2003	6,366	6,366	—	—		—	—	—	—
September 15, 2003	12,357	12,357	—	—		—	—	—	—
March 15, 2004	14,004	14,004	—	—		—	—	—	—
September 15, 2004	27,185	27,185	—	—		—	—	—	—
March 15, 2005	15,914	15,914	—	—		—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824		—	—	—	—
March 15, 2006	—	—	18,460	18,460		—	—	—	—
September 15, 2006	—	—	35,835	35,835		—	—	—	—
March 15, 2007	—	—	20,370	20,370		—	—	—	—
September 15, 2007	—	—	38,512	38,512	*	1,030	1,030	—	—

*	Final payment of principal on Class A-2 transition bonds was made on September 15, 2007.
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three months and nine months ended September 30, 2006 and 2007, respectively.
     The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.1 million and $0.2 million during each of the three months and nine months ended September 30, 2006 and 2007, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At September 30, 2007, subsidiaries of RRI had approximately $8 million of cash on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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
     For the three months ended September 30, 2007, revenue from transition charges was $25.7 million and investment income was $0.4 million. Amortization of transition property was $18.1 million. Interest expense of $7.5 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.3 million for the three months ended September 30, 2007.
     For the three months ended September 30, 2006, revenue from transition charges was $23.1 million and investment income was $0.5 million. Amortization of transition property was $14.8 million. Interest expense of $8.2 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.4 million for the three months ended September 30, 2006.
     For the nine months ended September 30, 2007, revenue from transition charges was $67.4 million and investment income was $1.2 million. Amortization of transition property was $44.9 million. Interest expense of $22.8 million related to interest on the transition bonds and amortization expense of $0.7 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.2 million for the nine months ended September 30, 2007, which included the effects of the annual adjustment to bad debt expense resulting in a reduction of $0.6 million recorded in the second quarter of 2007.
     For the nine months ended September 30, 2006, revenue from transition charges was $59.6 million and investment income was $1.3 million. Amortization of transition property was $34.8 million. Interest expense of $24.8 million related to interest on the transition bonds and amortization expense of $0.8 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.5 million for the nine months ended September 30, 2006, which included the effects of the annual adjustment to bad debt expense resulting in a reduction of $0.4 million recorded in the second quarter of 2006.
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
     CenterPoint Houston is required to true up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2007. The adjusted transition charges are designed to collect $97.6 million during the twelve-month period ending October 31, 2008.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SEC File
or
Exhibit				Registration	Exhibit
Number	Description		Report or Registration Statement	Number	Reference

4.1	—	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.3

4.2	—	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.7

4.3	—	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

+10.1	—
Semiannual Servicer’s Certificate, dated as of September 14, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2007 payment date.

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

Date: November 9, 2007