Form 10-K/A
period 2006-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2008-01-28
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

CenterPoint Energy Transition Bond Company, LLC
EXPLANATORY NOTE
     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007 (the “Original Form 10-K”), is being filed solely to correct the Section 302 and 906 certifications filed as Exhibits thereto. Accordingly, we are filing new currently dated Section 302 and 906 certifications attached as Exhibits 31.3, 32.3 and 32.4. No other changes were made to the Original Form 10-K.
     This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of January, 2008.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC (Registrant)
By:	/s/ Marc Kilbride
Marc Kilbride
Manager
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2008.

Signature	Title
/s/ Gary L. Whitlock (Gary L. Whitlock)	President and Manager (Principal Executive Officer)

/s/ Marc Kilbride (Marc Kilbride)	Vice President, Treasurer and Manager (Principal Financial Officer)

/s/ Walter L. Fitzgerald (Walter L. Fitzgerald)	Senior Vice President, Chief Accounting Officer and Manager (Principal Accounting Officer)

/s/ Bernard J. Angelo (Bernard J. Angelo)	Manager

/s/ Timothy O'Connor (Timothy O'Connor)	Manager

/s/ Marc Kilbride	Vice President and Treasurer of CenterPoint Energy Houston Electric, LLC
(Marc Kilbride)	(Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2006
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk were filed on March 29, 2007 with the Original Form 10-K. Exhibits designated by two asterisks are filed herewith.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
4.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

4.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.3	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4

4.4	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5

4.5	Transition Bonds (included in Exhibit 4.3)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6

10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1

10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3

10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4

10.5	Semiannual servicer’s Certificate, dated as of March 14, 2006, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2006 payment date	Form 10-Q for the quarterly period ended March 31, 2006	333-91093	10.1

10.6	Semiannual servicer’s Certificate, dated as of September 14, 2006, as to the transition bond balances, the balances of the collection account and	Form 10-Q for the quarterly period ended September 30, 2006	333-91093	10.1

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2006 payment date

+10.7*	Semiannual Servicer’s Certificate, dated as of March 14, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2007 payment date

+31.1*	Section 302 Certification of Gary L. Whitlock

+31.2*	Section 302 Certification of Marc Kilbride

+31.3**	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+32.1*	Section 906 Certification of Gary L. Whitlock

+32.2*	Section 906 Certification of Marc Kilbride

+32.3**	Section 906 Certification of Gary L. Whitlock

+32.4**	Section 906 Certification of Marc Kilbride

99.1	Financing Order	Amendment No. 3 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 7, 2001	333-91093	99.1

99.2	Internal Revenue Service Private Letter Ruling relating to the transition bonds	Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.3