Form 10-K
period 2007-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2008-03-14
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☑
     The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2007: None

CenterPoint Energy Transition Bond Company, LLC

i

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
     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under “Risk Factors” in Item 1A of this report.
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

     We purchased the transition property from CenterPoint Houston with the proceeds from the issuance of $748.9 million principal amount of transition bonds. Prior to January 2002, the servicer collected the transition charges primarily from retail electric customers within CenterPoint Houston’s service territory on the Company’s behalf. Beginning in January 2002, and in limited circumstances earlier, retail electric customers in CenterPoint Houston’s service territory began to purchase electricity and related services from retail electric providers (REPs), rather than from electric utilities. Certain of these REPs were affiliates of CenterPoint Houston through September 30, 2002. Each REP includes the transition charges in its bill to its retail electric customers but is not required to show the transition charges as a separate line item or footnote. However, each REP is required to provide annual written notice to its customers that transition charges have been included in the customers’ bills. The REPs are obligated to remit payments of transition charges, less an allowance for charge-offs of delinquent customer accounts, to the servicer, whether or not the transition charges are actually collected from retail electric customers. The servicer has only limited rights to collect the transition charges directly from retail electric customers if a REP does not remit such payments to the servicer, but has certain rights against the REP. Because the amount of transition charge collections will largely depend on the amount of electricity consumed by customers within CenterPoint Houston’s service territory, the amount of collections may vary substantially from year to year.
     In all material respects, each materially significant REP (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.
     Credit enhancement for the transition bonds, which includes mandatory periodic review and adjustment to the transition charges to be billed and collected from the retail electric customers within CenterPoint Houston’s service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the transition bonds as scheduled. The servicer is required to make a filing with the Texas Utility Commission for an adjustment at least annually to correct any significant undercollection or overcollection of transition charges. In addition, if after application of collections in accordance with the indenture, the actual principal balance of transition bonds outstanding at the next payment date will be more than 5% higher or lower than the expected principal balance on the expected amortization schedule, interim true-up adjustments may be made, but not more frequently than every six months. The amount of the adjustment will be determined by using a formula established by the financing order. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the transition charges generate amounts sufficient to:
•	make timely interest and principal payments on the transition bonds;

•	pay fees and expenses of the trustee, our independent managers, the administrator and the servicer, and other fees, expenses, costs and charges;

•	reconcile the REP payments, net of expected charge-offs for delinquent customer accounts; and

•	fund the various subaccounts required by the transition bond indenture to their required levels.
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
     The servicer’s use of inaccurate delinquency or charge-off rates might result also from, among other things, unexpected deterioration of the economy or the declaration of a moratorium on terminating electric service to customers in the event of extreme weather, either of which would cause greater delinquencies or charge-offs than expected or force CenterPoint Houston or REPs to grant additional payment relief to more customers, or any other change in law that makes it more difficult for CenterPoint Houston or REPs to terminate service to non-paying customers or that requires CenterPoint Houston or REPs to apply more lenient credit standards in accepting retail electric customers.
We depend on CenterPoint Houston or its successor or assignee, acting as servicer of the transition property.
     CenterPoint Houston, as servicer, is responsible for, among other things, calculating, billing and collecting the transition charges from REPs, submitting requests to the Texas Utility Commission to adjust these charges, monitoring the collateral for the transition bonds and taking certain actions in the event of non-payment by a REP. The trustee’s receipt of collections in respect of the transition charges, which are used to make payments on the transition bonds, depends in part on the skill and diligence of the servicer in performing these functions. The systems the State of Texas and the servicer have in place for transition charge billings and collections might, in particular circumstances, cause the servicer to experience difficulty in performing these functions in a timely and completely accurate manner. If the servicer fails to make collections for any reason, then the servicer’s payments to the trustee in respect of the transition charges might be delayed or reduced. In that event, our payments on the transition bonds might be delayed or reduced.
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
It might be difficult to collect transition charges from REPs.
     As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2007, CenterPoint Houston did business with 74 REPs. Reliant Energy, Inc. (RRI) through its subsidiaries, is CenterPoint Houston’s largest customer, accounting for approximately 48% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2007.
     Failure by the REPs to remit transition charges to the servicer might cause delays in payments on the transition bonds and adversely affect the value of the transition bonds. The servicer does not pay any shortfalls resulting from the failure of any REP to forward transition charge collections.
     Adjustments to the transition charges and any credit support provided by a REP, while available to compensate for a failure by a REP to pay the transition charges to the servicer, might not be sufficient to protect the value of the transition bonds.

     The Restructuring Act provides for one or more REPs in each area to be designated the “provider of last resort” for that area or a specified customer class. The provider of last resort is required to offer basic electric service to retail electric customers in its designated area, regardless of the creditworthiness of the customers. The provider of last resort might face greater difficulty in bill collection than other REPs and therefore the servicer may face greater difficulty in collecting transition charges from the provider of last resort.
     REPs may issue a single bill to retail customers that include all charges related to the purchase of electricity, without separately itemizing the transition charge component of the bill. A REP’s use of a consolidated bill might increase the risk that customers who have claims against the REP will attempt to offset those claims against transition charges or increase the risk that, in the event of a bankruptcy of a REP, a bankruptcy court would find that the REP has an interest in the transition property and would make it more difficult to terminate the services of a bankrupt REP or collect transition charges from its customers.
Competitive metering services might result in unexpected problems in receiving accurate metering data.
     Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2007, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.
Changes to billing and collection practices might reduce the value of the transition bonds.
     The financing order specifies the methodology for determining the amount of the transition charges we may impose. The servicer may not change this methodology without approval from the Texas Utility Commission. However, the servicer may set its own billing and collection arrangements with REPs and retail electric customers, if any, from whom it collects transition charges directly, provided that these arrangements comply with the Texas Utility Commission’s customer safeguards. For example, to recover part of an outstanding bill, the servicer may agree to extend a REP’s payment schedule or to write off the remaining portion of the bill, including the transition charges. Also, the servicer may change billing and collection practices, which might adversely impact the timing and amount of retail electric customer payments and might reduce transition charge collections, thereby limiting our ability to make scheduled payments on the transition bonds. Separately, the Texas Utility Commission might require changes to these practices. Any changes in billing and collection practices regulations might make it more difficult for the servicer to collect the transition charges and adversely affect the value of the transition bonds.
Limits on rights to terminate service might make it more difficult to collect the transition charges.
     Texas statutory requirements and the rules and regulations of the Texas Utility Commission, which may change from time to time, regulate and control the right of the REP to initiate disconnection of service. For example, REPs generally may not terminate service to a customer (1) on a holiday or weekend day or the day immediately preceding a holiday or weekend, (2) during certain extreme weather conditions, (3) if such disconnection would cause a person to become seriously ill or more seriously ill, (4) if such customer is an energy assistance client under certain circumstances or (5) if the customer is a master-metered apartment complex unless certain notices are given. To the extent these retail electric customers do not pay for their electric service, REPs will not be able to collect transition charges from these retail electric customers. Although REPs have to pay the servicer the transition charges on behalf of those customers (subject to any charge-off allowance and reconciliation rights), required service to non-paying customers could affect the ability of REPs to make such payment.

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
     The servicer is required to remit collections to the trustee within two business days of receipt. The servicer does not segregate the transition charges from the other funds it collects from retail electric customers or REPs or its general funds. The transition charges are segregated only when the servicer pays them to the trustee.
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
     In the event of a bankruptcy of the servicer, a party in interest might take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the servicing agreement or intercreditor agreement, constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer may be considered an “insider” with any REP that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the trustee would merely be an unsecured creditor of the servicer.
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
Risks Associated with Potential Bankruptcy Proceedings of REPs
REPs may commingle the transition charges with other revenues they collect. This may cause losses on or reduce the value of the transition bonds in the event a REP enters bankruptcy proceedings.
     A REP is not required to segregate from its general funds the transition charges it collects but is required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-offs, within 35 days of the billing by the servicer. A REP nevertheless might fail to remit the full amount of the transition charges owed to the servicer or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, might materially reduce the amount of transition charge collections available on the next payment date to make timely payments on the transition bonds.
     The Restructuring Act provides that our rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the Restructuring Act and does not recognize our right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collections of the transition charges held by a REP as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, we would have only a general unsecured claim against the REP for those amounts. This decision might cause material delays in payments of principal or interest or losses on the transition bonds and could materially reduce the value of the transition bonds, particularly if it occurred in the fifteenth year of the transition bonds after the completion of which no transition charges can be charged.

If a REP enters bankruptcy proceedings, any cash deposit of the REP held by the trustee might not be available to cover amounts owed by the REP.
     If a REP does not have the credit rating required by the financing order, it may nevertheless qualify to act as a REP if, among other alternatives, it provides a cash deposit equal to two months’ maximum expected transition charge collections. That cash deposit will be held by the trustee under the indenture. However, it is unclear whether the Restructuring Act creates a lien on the cash deposit in favor of the trustee. If the REP becomes bankrupt, the trustee would be stayed from applying that cash deposit to cover amounts owed by the REP, and the trustee might be required to return that cash deposit to the REP’s bankruptcy estate if the bankruptcy court determines there is no valid right of set-off or recoupment. In that case, the issuer might only have an unsecured claim for any amounts owed by the REP in the REP’s bankruptcy proceedings. Several REPs with which CenterPoint Houston has done business have filed for bankruptcy. CenterPoint Houston, as servicer of the transition bonds, was able to recover the full amount or a substantial majority of the transition charges from cash deposits or a combination of cash deposits and payments from these REPs, but there is no assurance that CenterPoint Houston will be able to recover such amounts from any bankrupt REPs in the future.
If a REP enters bankruptcy proceedings, transition charge payments made by that REP to the servicer might constitute preferences, and the servicer may be required to return such funds to the bankruptcy estate of the REP.
     In the event of a bankruptcy of a REP, a party in interest might take the position that the remittance of funds by the REP to the servicer, pursuant to the financing order, prior to bankruptcy constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes preferences, any remittance of such funds made within 90 days of the filing of the bankruptcy petition might be avoidable, and the funds might be required to be returned to the bankruptcy estate of the REP by us or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer might be considered an “insider” with any REP that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the REP.
     Furthermore, the mere fact of a REP bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.
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
Alternatives to purchasing electricity through CenterPoint Houston’s distribution facilities may be more widely utilized by retail electric customers in the future.
     Broader use of distributed generation by retail electric customers may result from customers’ changing perceptions of the merits of utilizing existing generation technology or from technological developments resulting in smaller-scale, more fuel efficient, more environmentally friendly and/or more cost effective distributed generation. Electric customers within CenterPoint Houston’s service territory whose load is served by an on-site power production facility with a rated capacity of 10 megawatts or less are not required to pay transition charges under the Restructuring Act except for transition charges associated with services actually provided by the transmission and distribution utility. Therefore, more widespread use of distributed generation might allow greater numbers of retail customers to reduce or eliminate their payment of transition charges causing transition charges to remaining customers to increase.
Bondholders might receive principal payments on the transition bonds later than expected.
     The amount and the rate of collection of the transition charges, together with the related transition charge adjustments, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If the servicer collects the transition charges at a slower rate than expected from any REP, it might have to request adjustments of the transition charges. If those adjustments are not timely and accurate, bondholders might experience a delay in payments of principal and interest and a decrease in the value of the transition bonds.
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
     Sale of Unregistered Securities. There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). We were formed by CenterPoint Houston in November 1999. CenterPoint Houston’s acquisition of our membership interests at our formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. We have made no other sales of unregistered securities.
     Restricted Payments. The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture. As of December 31, 2007, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.
     Bondholders. As of December 31, 2007, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company. The transition bonds are not listed on any national securities exchange.
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
     For the year ended December 31, 2007, revenue from transition charges was $89.2 million and investment income was $1.5 million. Amortization of transition property was $59.4 million. Interest expense of $29.9 million related to interest on the transition bonds and amortization expense of $0.9 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.6 million in 2007, which included the effects of the annual adjustment to bad debt expense resulting in a reduction of $0.6 million recorded in the second quarter of 2007.
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
     For the year ended December 31, 2005, revenue from transition charges was $99.8 million and investment income was $0.9 million. Amortization of transition property was $61.8 million. Interest expense of $34.8 million related to interest on the transition bonds and amortization expense of $1.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.8 million in 2005 primarily due to increased bad debt expense associated with retail electric providers (REPs) in the first quarter of 2005, including $0.6 million related to the annual bad debt true-up.
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
     CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2007. The adjusted transition charges are designed to collect $97.6 million during the twelve-month period ending October 31, 2008. Such adjusted transition charges consider the impact of the overcollection of $4.2 million for the twelve-month period ended October 31, 2007.
     Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds. Funds for payments depend on the transition property and the right to collect the transition charges over a period that Texas law limits to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston’s service territory and our ability to collect transition charges from REPs.
     In all material respects, each materially significant REP (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.
     In 2007, Standard & Poor’s Ratings Services upgraded the rating of CenterPoint Houston’s senior secured debt to BBB+ from BBB. We cannot assure you that this rating will remain in effect for any given period of time or that it will not be lowered or withdrawn entirely by the rating agency. We note that this credit rating is not a recommendation to buy, sell or hold the transition bonds. Any future downgrade of this rating might have an adverse effect on the market value of the transition bonds.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2006 and 2007, we had outstanding fixed-rate debt aggregating $574.8 million and $514.8 million in principal amount and having a fair value of $583.5 million and $525.6 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $14.8 million if interest rates were to decline by 10% from their levels at December 31, 2007.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas
We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of income and changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2008

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Management’s assessment included review and testing of both the design effectiveness and operating effectiveness of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ GARY L. WHITLOCK President

/s/ MARC KILBRIDE Vice President and Treasurer
March 14, 2008

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Revenues:
Transition charge revenue	$99,754	$79,203	$89,244
Investment income :	935	1,616	1,537

Total operating revenues	100,689	80,819	90,781

Expenses:
Interest expense	34,815	32,621	29,911
Amortization of transition property	61,827	46,365	59,429
Amortization of transition bond discount and issuance costs	1,229	1,000	887
Administrative and general expenses	2,818	833	554

Total operating expenses	100,689	80,819	90,781

Net Income	—	—	—

Member’s Equity at Beginning of the Year	3,745	3,745	3,745

Contributed Capital	—	—	—

Member’s Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
BALANCE SHEETS

	December 31,
	2006	2007
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$32,119	$30,457
Restricted funds	15,392	15,187
Transition charge receivable	9,616	10,839

Current Assets	57,127	56,483
Intangible transition property	538,978	479,549
Unamortized debt issuance costs	3,236	2,383

Total Assets	$599,341	$538,415

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$59,912	$65,529
Accrued interest	9,198	8,357
Customer deposits	11,582	11,379
Fees payable to servicer	176	172

Current Liabilities	80,868	85,437

Long-term debt:
Transition bonds, net of unamortized discount of $0.2 million and $0.1 million, respectively	514,728	449,233

Total Liabilities	595,596	534,670

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—

Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$599,341	$538,415

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustment for non-cash items:
Amortization of transition bond discount and issuance costs	1,229	1,000	887
Amortization of transition property	61,827	46,365	59,429
Changes in other assets and liabilities:
Transition charge receivable	1,913	1,454	(1,223)
Accrued interest	(542)	(761)	(841)
Customer deposits	1,355	8,037	(203)
Fees payable to servicer	19	(2)	(4)

Net cash provided by operating activities	65,801	56,093	58,045

Cash Flows from Investing Activities:
Restricted funds	(3,862)	(8,056)	205

Net cash provided by (used in) investing activities	(3,862)	(8,056)	205

Cash Flows from Financing Activities:
Payments of long-term debt	(46,806)	(54,295)	(59,912)

Net cash used in financing activities	(46,806)	(54,295)	(59,912)

Net Increase (Decrease) in Cash and Cash Equivalents	15,133	(6,258)	(1,662)

Cash and Cash Equivalents, Beginning of Year	23,244	38,377	32,119

Cash and Cash Equivalents, End of Year	$38,377	$32,119	$30,457

Supplemental Disclosure of Cash Flow Information:

Cash Payments:
Interest	$35,357	$33,382	$30,752
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
     The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Public Utility Commission of Texas (Texas Utility Commission) to conduct a “true-up” proceeding to determine CenterPoint Houston’s stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for recovery of certain of those costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility’s geographical certificated service area as it existed on May 1, 1999. The Texas electric restructuring law authorizes the Texas Utility Commission to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the financing order constitute “transition property.” The Texas Utility Commission issued a financing order to CenterPoint Houston on May 31, 2000 (financing order) that authorized CenterPoint Houston to cause the Company to issue transition bonds in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.
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
     Cash and Cash Equivalents/Restricted Funds. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $24.9 million and $27.6 million at December 31, 2006 and 2007, respectively.

•	The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $5.6 million and $0.9 million at December 31, 2006 and 2007, respectively.

•	The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $1.6 million at December 31, 2006 with a scheduled level of $1.6 million. The Overcollateralization Subaccount had a balance of $1.9 million at December 31, 2007 with a scheduled level of $1.9 million.

•	The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2006 and 2007, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.
     As of December 31, 2006 and 2007, cash deposits provided by retail electric providers (REPs) totaled $11.6 million and $11.4 million, respectively, and are classified as Restricted Funds in the Balance Sheets.
     Debt Issuance Costs. The costs associated with the issuance of the transition bonds are capitalized and are being amortized over the life of the transition bonds utilizing the effective interest method.
     Transition Charges. Beginning on October 25, 2001 and pursuant to the financing order, CenterPoint Houston, as servicer, implemented the non-bypassable transition charge on behalf of the Company. The Company records revenue for transition charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to REPs.

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2007 (in thousands):

	2001	2002	2003	2004	2005	2006	2007
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665
February	—	3,997	4,693	4,554	7,804	5,082	5,970
March	—	4,297	4,698	5,798	8,136	5,916	7,003
April	—	5,144	4,986	4,808	6,582	5,799	6,349
May	—	3,678	4,236	3,754	7,028	5,176	6,414
June	—	5,805	5,378	6,258	7,952	7,398	7,019
July	—	5,892	6,195	6,039	8,481	7,792	7,572
August	—	7,091	5,948	6,668	10,429	8,785	9,092
September	—	7,195	6,359	7,217	10,164	7,942	7,919
October	2	8,799	6,403	6,137	9,619	7,423	9,391
November	414	6,119	4,667	7,055	9,788	7,253	7,866
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801
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
     Income Taxes. The Company is organized as a single member limited liability company and is not subject to United States federal income tax as an entity separate from CenterPoint Energy. Pursuant to Texas Public Utility Regulatory Act Section 39.311, the Company’s activities involving the transfer and ownership of transition property and the receipt of transition charges are exempt from state and local income, sales, franchise, gross receipts, and other taxes or similar charges.
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

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from REPs in CenterPoint Houston’s service territory. The servicer deposits transition charge collections into the Company’s General Subaccount maintained by the trustee.
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at December 31, 2007, are as follows:

	Scheduled
	Final Payment	Final Maturity	Interest	Amount
Class	Date	Date	Rate	(in millions)
A-3	September 15, 2009	September 15, 2011	5.16%	$128.9
A-4	September 15, 2013	September 15, 2015	5.63%	385.9

				514.8
Less: Current Maturities (scheduled payments)				(65.5)
Less: Unamortized Discount				(0.1)

Total Long-Term Debt, net				$449.2

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2007 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
     Scheduled principal payments through 2012 for the transition bonds outstanding at December 31, 2007 are as follows: 2008 – $65.5 million, 2009 – $73.0 million, 2010 – $80.5 million, 2011 – $88.0 million and 2012 – $99.2 million.
     The estimated fair value of the transition bonds at December 31, 2007 was $525.6 million.
(4) Significant Agreements and Related Party Transactions
     Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2005, 2006 and 2007.

     The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.2 million during each of the years ended December 31, 2006 and 2007.
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
     Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. At December 31, 2007, subsidiaries of RRI had cash of approximately $8.2 million on deposit with the trustee. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     Omitted pursuant to Instruction I of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Omitted pursuant to Instruction I of Form 10-K.
Item 14. Principal Accounting Fees and Services

	Year Ended December 31,
	2006	2007
Audit fees	$24,000	$36,000
Audit-related fees(1)	22,000	24,000

Total audit and audit-related fees	46,000	60,000
Tax fees	—	—
All other fees	—	—

Total fees	$46,000	$60,000

(1)	Agreed upon procedures related to the indenture.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of this report:
1.	Financial Statements.

Report of Independent Registered Public Accounting Firm Statements of Income and Changes in Member’s Equity Balance Sheets Statements of Cash Flows Notes to Financial Statements

2.	Financial Statement Schedules.

None.

3.	Exhibits.

See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 14th day of March, 2008.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC (Registrant)
By:	/s/ Marc Kilbride
Marc Kilbride
Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ Gary L. Whitlock (Gary L. Whitlock)	President and Manager (Principal Executive Officer)

/s/ Marc Kilbride (Marc Kilbride)	Vice President, Treasurer and Manager (Principal Financial Officer)

/s/ Walter L. Fitzgerald (Walter L. Fitzgerald)	Senior Vice President, Chief Accounting Officer and Manager (Principal Accounting Officer)

/s/ Bernard J. Angelo (Bernard J. Angelo)	Manager

/s/ Timothy O’Connor (Timothy O’Connor)	Manager

/s/ Marc Kilbride (Marc Kilbride)	Vice President and Treasurer of CenterPoint Energy Houston Electric, LLC (Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2007
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4

4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5

4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6

10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1

10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3

10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4

10.5	Semiannual servicer’s Certificate, dated as of March 14, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2007 payment date	Form 10-Q for the quarterly period ended March 31, 2007	333-91093	10.1

10.6	Semiannual servicer’s Certificate, dated as of September 14, 2007, as to the transition bond balances, the balances of the collection account and	Form 10-Q for the quarterly period ended September 30, 2007	333-91093	10.1

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2007 payment date

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+31.3	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

99.1	Financing Order	Amendment No. 3 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 7, 2001	333-91093	99.1

99.2	Internal Revenue Service Private Letter Ruling relating to the transition bonds	Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.3