Form 10-Q
period 2008-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2008-05-13
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     As of March 31, 2008, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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
     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:
•	changes in market demand and demographic patterns;

•	weather variations and other natural phenomena affecting retail electric customer energy usage;

•	the operating performance of CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of CenterPoint Houston’s business;

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers;

•	the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, and our other Securities and Exchange Commission filings.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Revenues:
Transition charge revenue	$19,163	$21,410
Investment income	399	281

Total operating revenues	19,562	21,691

Expenses:
Interest expense	7,766	7,044
Amortization of transition property	11,261	14,093
Amortization of transition bond discount and issuance costs	238	198
Administrative and general expenses	297	356

Total operating expenses	19,562	21,691

Net Income	—	—

Member’s Equity at Beginning of Period	3,745	3,745

Contributed Capital	—	—

Member’s Equity at End of Period	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2007	March 31, 2008
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,457	$15,863
Restricted funds	15,187	15,162
Transition charge receivable	10,839	10,235

Current Assets	56,483	41,260

Intangible transition property	479,549	465,456
Unamortized debt issuance costs	2,383	2,193

Total Assets	$538,415	$508,909

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,529	$68,075
Accrued interest	8,357	1,210
Customer deposits	11,379	11,408
Fees payable to servicer	172	56

Current Liabilities	85,437	80,749

Long-term debt:
Transition bonds, net of unamortized discount	449,233	424,415

Total Liabilities	534,670	505,164

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—

Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$538,415	$508,909

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	11,261	14,093
Amortization of transition bond discount and issuance costs	238	198
Changes in other assets and liabilities:
Transition charge receivable	598	604
Accrued interest	(7,853)	(7,147)
Customer deposits	(1,458)	29
Fees payable to servicer	(142)	(116)

Net cash provided by operating activities	2,644	7,661

Cash Flows from Investing Activities:
Restricted funds	1,507	25

Net cash provided by investing activities	1,507	25

Cash Flows from Financing Activities:
Payments of long-term debt	(20,370)	(22,280)

Net cash used in financing activities	(20,370)	(22,280)

Net Decrease in Cash and Cash Equivalents	(16,219)	(14,594)

Cash and Cash Equivalents, Beginning of Period	32,119	30,457

Cash and Cash Equivalents, End of Period	$15,900	$15,863

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$15,619	$14,191
See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company’s interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through March 31, 2008 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141
April	—	5,144	4,986	4,808	6,582	5,799	6,349
May	—	3,678	4,236	3,754	7,028	5,176	6,414
June	—	5,805	5,378	6,258	7,952	7,398	7,019
July	—	5,892	6,195	6,039	8,481	7,792	7,572
August	—	7,091	5,948	6,668	10,429	8,785	9,092
September	—	7,195	6,359	7,217	10,164	7,942	7,919
October	2	8,799	6,403	6,137	9,619	7,423	9,391
November	414	6,119	4,667	7,055	9,788	7,253	7,866
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801

(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $4.1 million at March 31, 2008.

•	The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount. The Reserve Subaccount had a balance of $9.8 million at March 31, 2008.

•	The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds. The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses. The Overcollateralization Subaccount had a balance of $2.0 million at March 31, 2008 with a scheduled level of $2.0 million.

•	The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of March 31, 2008, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.
     As of March 31, 2008, cash deposits provided by retail electric providers (REPs) totaled $11.4 million and are classified as Restricted Funds in the Balance Sheets.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Under SFAS No. 157, the Company held $14.5 million of Level 1 investments as of March 31, 2008.
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

     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at March 31, 2008, are as follows:

	Scheduled		Interest	Amount
Class	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-3	September 15, 2009	September 15, 2011	5.16%	$106.7
A-4	September 15, 2013	September 15, 2015	5.63%	385.9

				492.6
Less: Current Maturities (scheduled payments)				(68.1)
Less: Unamortized Discount				(0.1)

Total Long-Term Debt, net				$424.4

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2008 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during each of the three months ended March 31, 2007 and 2008, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At March 31, 2008, subsidiaries of RRI had approximately $8.3 million of cash on deposit with the trustee. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
     This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).
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
     We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued $748.9 million aggregate principal amount of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our 2007 Form 10-K, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income. Net income is expected to be zero for each reporting period.
     For the three months ended March 31, 2008, revenue from transition charges was $21.4 million and investment income was $0.3 million. Amortization of transition property was $14.1 million. Interest expense of $7.0 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.4 million for the three months ended March 31, 2008.
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
     CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was approved by the Texas Utility Commission and became effective November 1, 2007. The adjusted transition charges are designed to collect $97.6 million during the twelve-month period ending October 31, 2008. Such adjusted transition charges consider the impact of the over-collection of $4.2 million for the twelve-month period ended October 31, 2007.
     In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

SEC File
or
Exhibit				Registration	Exhibit
Number	Description		Report or Registration Statement	Number	Reference
4.1	—	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.3

4.2	—	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.7

4.3	—	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

+10.1	—	Semiannual Servicer’s Certificate dated as of March 13, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2008 payment date.

+31.1	—	Section 302 Certification of Gary L. Whitlock

+31.2	—	Section 302 Certification of Marc Kilbride

+32.1	—	Section 906 Certification of Gary L. Whitlock

+32.2	—	Section 906 Certification of Marc Kilbride

+99.1	—	Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 13, 2008

Index to Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

SEC File
or
Exhibit				Registration	Exhibit
Number	Description		Report or Registration Statement	Number	Reference
4.1	—	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.3

4.2	—	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.7

4.3	—	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

+10.1	—	Semiannual Servicer’s Certificate dated as of March 13, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2008 payment date.

+31.1	—	Section 302 Certification of Gary L. Whitlock

+31.2	—	Section 302 Certification of Marc Kilbride

+32.1	—	Section 906 Certification of Gary L. Whitlock

+32.2	—	Section 906 Certification of Marc Kilbride

+99.1	—	Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”