Form 10-Q
period 2008-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2008-08-13
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

Commission File Number 333-91093

CenterPoint Energy Transition Bond Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	76-0624152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 Louisiana, Suite 4667 Houston, Texas 77002	(713) 207-8272
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)
______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☑  No ☐

As of July 31, 2008, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands)
Revenues:
Transition charge revenue	$22,527	$26,068	$41,690	$47,478
Investment income	388	204	787	485
Total operating revenues	22,915	26,272	42,477	47,963

Expenses:
Interest expense	7,567	6,808	15,333	13,852
Amortization of transition property	15,502	18,686	26,763	32,779
Amortization of transition bond discount and issuance costs	227	190	465	388
Administrative and general expenses	(381)	588	(84)	944
Total operating expenses	22,915	26,272	42,477	47,963

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

BALANCE SHEETS
(Unaudited)

	December 31, 2007	June 30, 2008
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$30,457	$37,692
Restricted funds	15,187	15,184
Transition charge receivable	10,839	14,194
Current Assets	56,483	67,070

Intangible transition property	479,549	446,770
Unamortized debt issuance costs	2,383	2,011
Total Assets	$538,415	$515,851

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,529	$68,075
Accrued interest	8,357	8,018
Customer deposits	11,379	11,404
Fees payable to servicer	172	186
Current Liabilities	85,437	87,683

Long-term debt:
Transition bonds, net of unamortized discount	449,233	424,423
Total Liabilities	534,670	512,106

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$538,415	$515,851

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	26,763	32,779
Amortization of transition bond discount and issuance costs	465	388
Changes in other assets and liabilities:
Transition charge receivable	(2,664)	(3,355)
Accrued interest	(286)	(339)
Customer deposits	(1,372)	25
Fees payable to servicer	(14)	14
Net cash provided by operating activities	22,892	29,512

Cash Flows from Investing Activities:
Restricted funds	1,373	3
Net cash provided by investing activities	1,373	3

Cash Flows from Financing Activities:
Payments of long-term debt	(20,370)	(22,280)
Net cash used in financing activities	(20,370)	(22,280)

Net Increase in Cash and Cash Equivalents	3,895	7,235

Cash and Cash Equivalents, Beginning of Period	32,119	30,457

Cash and Cash Equivalents, End of Period	$36,014	$37,692

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$15,619	$14,190

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Amortization. The transition property was recorded at acquired cost and is being amortized over twelve years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct prospectively any overcollections or undercollections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)	Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2008 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128
July	—	5,892	6,195	6,039	8,481	7,792	7,572
August	—	7,091	5,948	6,668	10,429	8,785	9,092
September	—	7,195	6,359	7,217	10,164	7,942	7,919
October	2	8,799	6,403	6,137	9,619	7,423	9,391
November	414	6,119	4,667	7,055	9,788	7,253	7,866
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $25.8 million at June 30, 2008.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $9.8 million at June 30, 2008.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.0 million at June 30, 2008 with a scheduled level of $2.0 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of June 30, 2008, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

As of June 30, 2008, cash deposits provided by retail electric providers (REPs) totaled $11.4 million and are classified as Restricted Funds in the Balance Sheets.

(4)	New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At June 30, 2008, the Company held Level 1 investments of $14.5 million.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at June 30, 2008.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities at June 30, 2008.

(5)	Long-Term Debt

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at June 30, 2008, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-3	September 15, 2009	September 15, 2011	5.16%	$106.7
A-4	September 15, 2013	September 15, 2015	5.63%	385.9
				492.6
Less: Current Maturities (scheduled payments)				(68.1)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$424.4

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2008 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million, respectively, during each of the three months and six months ended June 30, 2007 and 2008, respectively.

Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At June 30, 2008, subsidiaries of RRI had approximately $8.3 million of cash on deposit with the trustee.  As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended June 30, 2008, revenue from transition charges was $26.1 million and investment income was $0.2 million. Amortization of transition property was $18.7 million. Interest expense of $6.8 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.6 million for the three months ended June 30, 2008, including $0.2 million related to the annual bad debt true-up.

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

For the six months ended June 30, 2008, revenue from transition charges was $47.5 million and investment income was $0.5 million. Amortization of transition property was $32.8 million. Interest expense of $13.8 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.0 million for the six months ended June 30, 2008, including $0.2 million related to the annual bad debt true-up.

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

During the six months ended June 30, 2008, several retail electric providers (REPs) that made retail sales in the CenterPoint Houston service territory defaulted on their payment obligations.  Amounts provided by those REPs as security against defaults covered substantially all transition charges outstanding as of the dates of default.  During the next true-up proceeding, any uncollected amounts will be reflected in transition charges. These defaults will not affect our ability to make scheduled payments on the transition bonds.

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

The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct prospectively any overcollections or undercollections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

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

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of  June 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

4.1	— Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.3

4.2	— Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.7

4.3	— Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	— Semiannual Servicer’s Certificate, dated as of March 13, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2008 payment date.	Form 10-Q for the quarter ended March 31, 2008	333-91093	10.1

+31.1	— Section 302 Certification of Gary L. Whitlock

+31.2	— Section 302 Certification of Marc Kilbride

+32.1	— Section 906 Certification of Gary L. Whitlock

+32.2	— Section 906 Certification of Marc Kilbride

+99.1	— Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 13, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

4.1	— Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.3

4.2	— Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 8-K dated October 23, 2001	333-91093	4.7

4.3	— Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	— Semiannual Servicer’s Certificate, dated as of March 13, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2008 payment date.	Form 10-Q for the quarter ended March 31, 2008	333-91093	10.1

+31.1	— Section 302 Certification of Gary L. Whitlock

+31.2	— Section 302 Certification of Marc Kilbride

+32.1	— Section 906 Certification of Gary L. Whitlock

+32.2	— Section 906 Certification of Marc Kilbride

+99.1	— Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”