Form 10-K
period 2008-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2009-03-31
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2008:  None

CenterPoint Energy Transition Bond Company, LLC

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words.

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

We purchased the transition property described below and issued $748.9 million of Series 2001-1 transition bonds (transition bonds) on October 24, 2001, with expected principal repayments ranging from eleven months to twelve years and final maturities of the four classes of transition bonds ranging from six years to fourteen years.  The specific interest rate and maturity of each class of transition bonds is disclosed in Note 4 of the notes to financial statements included in Item 8 of this Form 10-K. The transition bonds were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee.

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

We purchased the transition property from CenterPoint Houston with the proceeds from the issuance of $748.9 million principal amount of transition bonds.  Prior to January 2002, the servicer collected the transition charges primarily from retail electric customers within CenterPoint Houston’s service territory on the Company's behalf.  Beginning in January 2002, and in limited circumstances earlier, retail electric customers in CenterPoint Houston’s service territory began to purchase electricity and related services from retail electric providers (REPs), rather than from electric utilities.  Certain of these REPs were affiliates of CenterPoint Houston through September 30, 2002.  Each REP includes the transition charges in its bill to its retail electric customers but is not required to show the transition charges as a separate line item or footnote.  However, each REP is required to provide annual written notice to its customers that transition charges have been included in the customers’ bills.  The REPs are obligated to remit payments of transition charges, less an allowance for charge-offs of delinquent customer accounts, to the servicer, whether or not the transition charges are actually collected from retail electric customers.  The servicer has only limited rights to collect the transition charges directly from retail electric customers if a REP does not remit such payments to the servicer, but has certain rights against the REP.  Because the amount of transition charge collections will largely depend on the amount of electricity consumed by customers within CenterPoint Houston's service territory, the amount of collections may vary substantially from year to year.

In all material respects, each materially significant REP (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order and (iii) has satisfied the creditworthiness requirements of the financing order.

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

The servicer’s use of inaccurate delinquency or charge-off rates might result also from, among other things, further deterioration of the economy or the declaration of a moratorium on terminating electric service to customers in the event of extreme weather, either of which would cause greater delinquencies or charge-offs than expected or force CenterPoint Houston or REPs to grant additional payment relief to more customers, or any other change in law that makes it more difficult for CenterPoint Houston or REPs to terminate service to non-paying customers or that requires CenterPoint Houston or REPs to apply more lenient credit standards in accepting retail electric customers.

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

As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2008, CenterPoint Houston did business with 79 REPs.  Reliant Energy, Inc. (RRI) through its subsidiaries, is CenterPoint Houston’s largest customer, accounting for approximately 46% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2008.

Failure by the REPs to remit transition charges to the servicer might cause delays in payments on the transition bonds and adversely affect the value of the transition bonds. Adverse economic conditions or financial difficulties of one or more REPs could impair the ability of these REPs to remit payments of the transition charges or could cause them to delay such payments. The servicer does not pay any shortfalls resulting from the failure of any REP to forward transition charge collections.

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

Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2008, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

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

Texas statutory requirements and the rules and regulations of the Texas Utility Commission, which may change from time to time, regulate and control the right of the REP to initiate disconnection of service.  For example, REPs generally may not terminate service to a customer (i) on a holiday or weekend day or the day immediately preceding a holiday or weekend, (ii) during certain extreme weather conditions, (iii) if such disconnection would cause a person to become seriously ill or more seriously ill, (iv) if such customer is an energy assistance client under certain circumstances or (v) if the customer is a master-metered apartment complex unless certain notices are given.  To the extent these retail electric customers do not pay for their electric service, REPs will not be able to collect transition charges from these retail electric customers. Although REPs have to pay the servicer the transition charges on behalf of those customers (subject to any charge-off allowance and reconciliation rights), required service to non-paying customers could affect the ability of REPs to make such payment.

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

Restricted Payments.  The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person.  We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture.  As of December 31, 2008, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.

Bondholders.  As of December 31, 2008, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company.  The transition bonds are not listed on any national securities exchange.

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

For the year ended December 31, 2008, revenue from transition charges was $98.5 million and investment income was $0.8 million. Amortization of transition property was $70.0 million.  Interest expense of $26.8 million related to interest on the transition bonds and amortization expense of $0.7 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.8 million in 2008, which included $0.2 million related to the annual bad debt true-up recorded in the second quarter of 2008.

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

Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds.  Funds for payments depend on the transition property and the right to collect the transition charges over a period that Texas law limits to 15 years.  In addition, collections depend on the amount of electricity consumed within CenterPoint Houston’s service territory and our ability to collect transition charges from retail electric providers (REPs).

In all material respects, each materially significant REP (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007 and 2008, we had outstanding fixed-rate debt aggregating $514.8 million and $449.3 million in principal amount and having a fair value of $525.6 million and $457.2 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates.  However, the fair value of this debt would increase by approximately $12.3 million if interest rates were to decline by 10% from their levels at December 31, 2008.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the “Company, a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC”) as of December 31, 2008 and 2007, and the related statements of income and changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2009

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

March 31, 2009

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER'S EQUITY

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Revenues:
Transition charge revenue	$79,203	$89,244	$98,549
Investment income	1,616	1,537	815
Total operating revenues	80,819	90,781	99,364

Expenses:
Interest expense	32,621	29,911	26,810
Amortization of transition property	46,365	59,429	70,026
Amortization of transition bond discount and issuance costs	1,000	887	740
Administrative and general expenses	833	554	1,788
Total operating expenses	80,819	90,781	99,364

Net Income	—	—	—

Member's Equity at Beginning of the Year	3,745	3,745	3,745

Contributed Capital	—	—	—

Member's Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS

	December 31,
	2007	2008
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$30,457	$34,176
Restricted funds	15,187	17,255
Transition charge receivable	10,839	11,359
Current Assets	56,483	62,790

Intangible transition property	479,549	409,523
Unamortized debt issuance costs	2,383	1,673
Total Assets	$538,415	$473,986

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$65,529	$73,017
Accrued interest	8,357	7,361
Customer deposits	11,379	13,430
Fees payable to servicer	172	187
Current Liabilities	85,437	93,995

Long-term debt:
Transition bonds, net of unamortized discount of $0.1 million	449,233	376,246
Total Liabilities	534,670	470,241

Member's Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member's Equity	3,745	3,745

Total Liabilities and Member's Equity	$538,415	$473,986

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustment for non-cash items:
Amortization of transition bond discount and issuance costs	1,000	887	740
Amortization of transition property	46,365	59,429	70,026
Changes in other assets and liabilities:
Transition charge receivable	1,454	(1,223)	(520)
Accrued interest	(761)	(841)	(996)
Customer deposits	8,037	(203)	2,051
Fees payable to servicer	(2)	(4)	15
Net cash provided by operating activities	56,093	58,045	71,316

Cash Flows from Investing Activities:
Restricted funds	(8,056)	205	(2,068)
Net cash provided by (used in) investing activities	(8,056)	205	(2,068)

Cash Flows from Financing Activities:
Payments of long-term debt	(54,295)	(59,912)	(65,529)
Net cash used in financing activities	(54,295)	(59,912)	(65,529)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,258)	(1,662)	3,719

Cash and Cash Equivalents, Beginning of Year	38,377	32,119	30,457

Cash and Cash Equivalents, End of Year	$32,119	$30,457	$34,176
Supplemental Disclosure of Cash Flow Information: Cash Payments: Interest	$33,382	$30,752	$27,806

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

CenterPoint Energy Transition Bond Company, LLC (the Company) is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002.  The Texas electric restructuring law requires the Public Utility Commission of Texas (Texas Utility Commission) to conduct a “true-up” proceeding to determine CenterPoint Houston’s stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for recovery of certain of those costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility’s geographical certificated service area as it existed on May 1, 1999.  The Texas electric restructuring law authorizes the Texas Utility Commission to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs.  The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the financing order constitute “transition property.” The Texas Utility Commission issued a financing order to Reliant Energy, Incorporated (now CenterPoint Houston) on May 31, 2000 (financing order) that authorized CenterPoint Houston to cause the Company to issue transition bonds in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.

The Company was organized on November 10, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding the transition property to be acquired from CenterPoint Houston.  The Company had no operations until October 24, 2001.

On October 24, 2001, the Company issued $748.9 million of transition bonds and used the net proceeds to purchase the transition property from CenterPoint Houston and pay expenses of issuance. For additional information relating to the transition bonds, see Note 4.

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

Cash and Cash Equivalents/Restricted Funds.  For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $27.6 million and $31.0 million at December 31, 2007 and 2008, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $0.9 million and $1.0 million at December 31, 2007 and 2008, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $1.9 million at December 31, 2007 with a scheduled level of $1.9 million.  The Overcollateralization Subaccount had a balance of $2.2 million at December 31, 2008 with a scheduled level of $2.2 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2007 and 2008, the Capital Subaccount had a balance of $3.8 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2007 and 2008, cash deposits provided by retail electric providers (REPs) totaled $11.4 million and $13.4 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2008 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721

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

(3)	Fair Value Measurement

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At December 31, 2008, the Company held Level 1 investments of $16.4 million, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at December 31, 2008.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities at December 31, 2008.

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

The source of repayment for the transition bonds is the transition charges.  The servicer collects this non-bypassable charge from REPs in CenterPoint Houston's service territory.  The servicer deposits transition charge collections into the Company’s General Subaccount maintained by the trustee.

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at December 31, 2008, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-3	September 15, 2009	September 15, 2011	5.16%	$63.4
A-4	September 15, 2013	September 15, 2015	5.63%	385.9
				449.3
Less: Current Maturities (scheduled payments)				(73.0)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$376.2

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2008 (in thousands):

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

Scheduled principal payments through 2012 for the transition bonds outstanding at December 31, 2008 are as follows: 2009 – $73.0 million, 2010 – $80.5 million, 2011 – $88.0 million, 2012 – $99.2 million and 2013 – $108.6 million.

The estimated fair value of the transition bonds at December 31, 2008 was $457.2 million.

(5)	Significant Agreements and Related Party Transactions

Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2006, 2007 and 2008.

The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.2 million and $0.1 million during the years ended December 31, 2007 and 2008, respectively.

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

Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), a former affiliate of the Company, collect the majority of the transition charges from retail electric customers. At December 31, 2008, subsidiaries of RRI had cash of approximately $8.9 million on deposit with the trustee.  As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).      Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Omitted pursuant to Instruction I of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to Instruction I of Form 10-K.

Item 14.    Principal Accounting Fees and Services

	Year Ended December 31,
	2007	2008
Audit fees	$36,000	$36,500
Audit-related fees(1)	24,000	27,000
Total audit and audit-related fees	60,000	63,500
Tax fees	—	—
All other fees	—	—
Total fees	$60,000	$63,500
______________
(1)	Agreed upon procedures related to the indenture.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements

2.	Financial Statement Schedules.
None.

3.	Exhibits.
See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 31st day of March, 2009.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By:	/s/ Marc Kilbride
Marc Kilbride
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Gary L. Whitlock	President and Manager
(Gary L. Whitlock)	(Principal Executive Officer)

/s/ Marc Kilbride	Vice President, Treasurer and Manager
(Marc Kilbride)	(Principal Financial Officer)

/s/ Walter L. Fitzgerald	Senior Vice President, Chief Accounting Officer and Manager
(Walter L. Fitzgerald)	(Principal Accounting Officer)

/s/ Bernard J. Angelo	Manager
(Bernard J. Angelo)

/s/ Timothy O’Connor	Manager
(Timothy O’Connor)

/s/ Marc Kilbride	Vice President and Treasurer of CenterPoint Energy Houston Electric, LLC
(Marc Kilbride)	(Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4

4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5

4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6

10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1

10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3

10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4

10.5	Semiannual servicer’s Certificate, dated as of March 13, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2008 payment date	Form 10-Q for the quarterly period ended March 31, 2008	333-91093	10.1

10.6	Semiannual servicer’s Certificate, dated as of September 11, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2008 payment date	Form 10-Q for the quarterly period ended September 30, 2008	333-91093	10.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+10.7
Semiannual servicer’s Certificate, dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+31.3	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+31.4	Servicer Annual Statement of Compliance

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

99.1	Financing Order	Amendment No. 3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 7, 2001	333-91093	99.1

99.2	Internal Revenue Service Private Letter Ruling relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.3

+99.4	Annual Independent Accountant’s Attestation with Management’s Assertion Attached (Servicer)