Form 10-Q
period 2009-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2009-05-13
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

As of April 30, 2009, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December  31, 2008, which is incorporated herein by reference, and our other Securities and Exchange Commission filings.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Revenues:
Transition charge revenue	$21,410	$19,726
Investment income (loss)	281	(7)
Total operating revenues	21,691	19,719

Expenses:
Interest expense	7,044	6,193
Amortization of transition property	14,093	13,038
Amortization of transition bond discount and issuance costs	198	165
Administrative and general expenses	356	323
Total operating expenses	21,691	19,719

Net Income	—	—

Member’s Equity at Beginning of Period	3,745	3,745

Contributed Capital	—	—

Member’s Equity at End of Period	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2008	March 31, 2009
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$34,176	$17,517
Restricted funds	17,255	16,916
Transition charge receivable	11,359	10,006
Current Assets	62,790	44,439

Intangible transition property	409,523	396,485
Unamortized debt issuance costs	1,673	1,515
Total Assets	$473,986	$442,439

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$73,017	$75,564
Accrued interest	7,361	1,054
Customer deposits	13,430	13,169
Fees payable to servicer	187	27
Current Liabilities	93,995	89,814

Long-term debt:
Transition bonds, net of unamortized discount	376,246	348,880
Total Liabilities	470,241	438,694

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$473,986	$442,439

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	14,093	13,038
Amortization of transition bond discount and issuance costs	198	165
Changes in other assets and liabilities:
Transition charge receivable	604	1,353
Accrued interest	(7,147)	(6,307)
Customer deposits	29	(261)
Fees payable to servicer	(116)	(160)
Net cash provided by operating activities	7,661	7,828

Cash Flows from Investing Activities:
Restricted funds	25	339
Net cash provided by investing activities	25	339

Cash Flows from Financing Activities:
Payments of long-term debt	(22,280)	(24,826)
Net cash used in financing activities	(22,280)	(24,826)

Net Decrease in Cash and Cash Equivalents	(14,594)	(16,659)

Cash and Cash Equivalents, Beginning of Period	30,457	34,176

Cash and Cash Equivalents, End of Period	$15,863	$17,517

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$14,191	$12,500

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General.  Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company’s interim financial statements and notes (Interim Financial Statements).  The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Amortization. The transition property was recorded at acquired cost and is being amortized over 12 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct prospectively any over collections or under collections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)	Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through March 31, 2009 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $31.0 million and $3.8 million at December 31, 2008 and March 31, 2009, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $1.0 million and $11.4 million at December 31, 2008 and March 31, 2009, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.2 million at December 31, 2008 with a scheduled level of $2.2 million. The Overcollateralization Subaccount had a balance of $2.3 million at March 31, 2009 with a scheduled level of $2.3 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of December 31, 2008 and March 31, 2009, the Capital Subaccount had a balance of $3.8 million and $3.7 million, respectively, and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2008 and March 31, 2009, cash deposits provided by retail electric providers (REPs) totaled $13.4 million and $13.2 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities, which adoption had no impact on the Company’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At March 31, 2009, the Company held Level 1 investments of $16.1 million, which are primarily money market funds.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at March 31, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data. The Company had no Level 3 assets and liabilities at March 31, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28-1, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company expects that the adoption of FSP 107-1 will not have a material impact on its financial position, results of operations or cash flows.

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at March 31, 2009, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-3	September 15, 2009	September 15, 2011	5.16%	$38.6
A-4	September 15, 2013	September 15, 2015	5.63%	385.9
				424.5
Less: Current Maturities (scheduled payments)				(75.6)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$348.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2009 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
September 15, 2008	—	—	—	—	43,249	43,249	—	—
March 15, 2009	—	—	—	—	24,826	24,826	—	—

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during each of the three months ended March 31, 2008 and 2009, respectively.

Major Customers. Subsidiaries of Reliant Energy, Inc. (RRI), a former affiliate of the Company, collected the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At both December 31, 2008 and March 31, 2009, subsidiaries of RRI had approximately $8.9 million of cash on deposit with the trustee.

(7)    Subsequent Event

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  As a consequence of its acquisition of the RRI retail business, NRG Retail LLC, which the Company understands will continue to make retail electric sales under the “Reliant Energy” brand, is expected to become CenterPoint Houston’s largest customer for retail electric deliveries.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

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

We are a Delaware limited liability company established in November 1999 for limited purposes.  On October 24, 2001 we issued $748.9 million aggregate principal amount of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated (now CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our 2008 Form 10-K, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.  Net income is expected to be zero for each reporting period.

For the three months ended March 31, 2009, revenue from transition charges was $19.7 million and investment income was $-0-. Amortization of transition property was $13.0 million. Interest expense was $6.2 million related to interest on the transition bonds and amortization expense was $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.3 million for the three months ended March 31, 2009.

For the three months ended March 31, 2008, revenue from transition charges was $21.4 million and investment income was $0.3 million. Amortization of transition property was $14.1 million. Interest expense was $7.0 million related to interest on the transition bonds and amortization expense was $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.4 million for the three months ended March 31, 2008.

We use collections of transition charges to make scheduled principal and interest payments on the transition bonds.  Transition charges, together with interest earned on collected transition charges, are expected to offset (i) interest expense on the transition bonds, (ii) the principal amount of the transition bonds scheduled to be paid and (iii) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us and expenses related to such administrative services.

The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct prospectively any over collections or under collections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

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

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2008 Form 10-K.

Item 6.     EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CenterPoint Energy Transition Bond Company, LLC, any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	Semiannual Servicer’s Certificate dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date.	Annual Report on Form 10-K for the year ended December 31, 2008	333-91093	10.7

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  May 13, 2009

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company, LLC.

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CenterPoint Energy Transition Bond Company, LLC, any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	Semiannual Servicer’s Certificate dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date.	Annual Report on Form 10-K for the year ended December 31, 2008	333-91093	10.7

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”