Form 10-Q
period 2009-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2009-08-13
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

______________________________

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

As of July 27, 2009, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Revenues:
Transition charge revenue	$26,068	$25,609	$47,478	$45,335
Investment income	204	17	485	10
Total operating revenues	26,272	25,626	47,963	45,345

Expenses:
Interest expense	6,808	5,930	13,852	12,123
Amortization of transition property	18,686	19,196	32,779	32,234
Amortization of transition bond discount and issuance costs	190	155	388	320
Administrative and general expenses	588	345	944	668
Total operating expenses	26,272	25,626	47,963	45,345

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2008	June 30, 2009
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$34,176	$38,310
Restricted funds	17,255	15,623
Transition charge receivable	11,359	14,630
Current Assets	62,790	68,563

Intangible transition property	409,523	377,289
Unamortized debt issuance costs	1,673	1,367
Total Assets	$473,986	$447,219

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$73,017	$75,564
Accrued interest	7,361	6,984
Customer deposits	13,430	11,874
Fees payable to servicer	187	165
Current Liabilities	93,995	94,587

Long-term debt:
Transition bonds, net of unamortized discount	376,246	348,887
Total Liabilities	470,241	443,474

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$473,986	$447,219

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	32,779	32,234
Amortization of transition bond discount and issuance costs	388	320
Changes in other assets and liabilities:
Transition charge receivable	(3,355)	(3,271)
Accrued interest	(339)	(377)
Customer deposits	25	(1,556)
Fees payable to servicer	14	(22)
Net cash provided by operating activities	29,512	27,328

Cash Flows from Investing Activities:
Restricted funds	3	1,632
Net cash provided by investing activities	3	1,632

Cash Flows from Financing Activities:
Payments of long-term debt	(22,280)	(24,826)
Net cash used in financing activities	(22,280)	(24,826)

Net Increase in Cash and Cash Equivalents	7,235	4,134

Cash and Cash Equivalents, Beginning of Period	30,457	34,176

Cash and Cash Equivalents, End of Period	$37,692	$38,310

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$14,190	$12,500

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2009 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $31.0 million and $24.6 million at December 31, 2008 and June 30, 2009, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $1.0 million and $11.4 million at December 31, 2008 and June 30, 2009, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.2 million at December 31, 2008 with a scheduled level of $2.2 million.  The Overcollateralization Subaccount had a balance of $2.3 million at June 30, 2009 with a scheduled level of $2.3 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of December 31, 2008 and June 30, 2009, the Capital Subaccount had a balance of $3.8 million and $3.7 million, respectively, and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2008 and June 30, 2009, cash deposits provided by retail electric providers (REPs) totaled $13.4 million and $11.9 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or cash flows.  See Note 8 for the required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or cash flows. See Note 9 for the subsequent event related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

(5)	Fair Value Measurements

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At June 30, 2009, the Company held Level 1 investments of $14.4 million, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at June 30, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data. The Company had no Level 3 assets and liabilities at June 30, 2009.

(6)	Long-Term Debt

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at June 30, 2009, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-3	September 15, 2009	September 15, 2011	5.16%	$38.6
A-4	September 15, 2013	September 15, 2015	5.63%	385.9
				424.5
Less: Current Maturities (scheduled payments)				(75.6)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$348.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2009 (in thousands):

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

(7)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three months and six months ended June 30, 2008 and 2009, respectively.

Major Customers. A significant portion of the transition charges are collected by a retail electric provider (REP) that was formerly a subsidiary of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and is currently a subsidiary of NRG Energy, Inc. At both December 31, 2008 and June 30, 2009, such REP had approximately $8.9 million of cash on deposit with the trustee.

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.

(8)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$449	$457	$424	$452

(9)	Subsequent Events

The Company has evaluated all subsequent events through the date these Interim Financial Statements were issued, which was August 13, 2009.

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

For the three months ended June 30, 2009, revenue from transition charges was $25.6 million and investment income was $-0-. Amortization of transition property was $19.2 million. Interest expense of $5.9 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.3 million for the three months ended June 30, 2009.

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

For the six months ended June 30, 2009, revenue from transition charges was $45.3 million and investment income was $-0-. Amortization of transition property was $32.2 million. Interest expense of $12.1 million related to interest on the transition bonds and amortization expense of $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.7 million for the six months ended June 30, 2009.

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

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of  June 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

4.1	—Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.2	—Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

4.3	—Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	—Semiannual Servicer’s Certificate dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date.	Annual Report on Form 10-K for the year ended December 31, 2008	333-91093	10.7

+31.1	—Section 302 Certification of Gary L. Whitlock

+31.2	—Section 302 Certification of Marc Kilbride

+32.1	—Section 906 Certification of Gary L. Whitlock

+32.2	—Section 906 Certification of Marc Kilbride

+99.1	—Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 13, 2009

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

4.1	—Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.2	—Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

4.3	—Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3

10.1	—Semiannual Servicer’s Certificate dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date.	Annual Report on Form 10-K for the year ended December 31, 2008	333-91093	10.7

+31.1	—Section 302 Certification of Gary L. Whitlock

+31.2	—Section 302 Certification of Marc Kilbride

+32.1	—Section 906 Certification of Gary L. Whitlock

+32.2	—Section 906 Certification of Marc Kilbride

+99.1	—Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”