Form 10-Q
period 2009-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2009-11-12
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of October 19, 2009, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference, and our other Securities and Exchange Commission filings.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)
Revenues:
Transition charge revenue	$28,647	$29,817	$76,125	$75,152
Investment income	220	26	705	36
Total operating revenues	28,867	29,843	76,830	75,188

Expenses:
Interest expense	6,709	5,817	20,561	17,940
Amortization of transition property	21,471	23,299	54,250	55,533
Amortization of transition bond discount and issuance costs	184	151	572	471
Administrative and general expenses	503	576	1,447	1,244
Total operating expenses	28,867	29,843	76,830	75,188

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2008	September 30, 2009
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$34,176	$7,540
Restricted funds	17,255	16,184
Transition charge receivable	11,359	14,506
Current Assets	62,790	38,230

Intangible transition property	409,523	353,990
Unamortized debt issuance costs	1,673	1,222
Total Assets	$473,986	$393,442

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$73,017	$80,507
Accrued interest	7,361	942
Customer deposits	13,430	12,439
Fees payable to servicer	187	50
Current Liabilities	93,995	93,938

Long-term debt:
Transition bonds, net of unamortized discount	376,246	295,759
Total Liabilities	470,241	389,697

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$473,986	$393,442

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	54,250	55,533
Amortization of transition bond discount and issuance costs	572	471
Changes in other assets and liabilities:
Transition charge receivable	(3,185)	(3,147)
Accrued interest	(7,246)	(6,419)
Customer deposits	349	(991)
Fees payable to servicer	(65)	(137)
Net cash provided by operating activities	44,675	45,310

Cash Flows from Investing Activities:
Restricted funds	(348)	1,071
Net cash provided by (used in) investing activities	(348)	1,071

Cash Flows from Financing Activities:
Payments of long-term debt	(65,529)	(73,017)
Net cash used in financing activities	(65,529)	(73,017)

Net Decrease in Cash and Cash Equivalents	(21,202)	(26,636)

Cash and Cash Equivalents, Beginning of Period	30,457	34,176

Cash and Cash Equivalents, End of Period	$9,255	$7,540

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$27,806	$24,359

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Amortization. The transition property was recorded at acquired cost and is being amortized over 12 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with guidance for accounting for regulated operations, amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct prospectively any over collections or under collections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)	Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2009 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $31.0 million and $6.0 million at December 31, 2008 and September 30, 2009, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $1.0 million and $-0- million at December 31, 2008 and September 30, 2009, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.2 million at December 31, 2008 with a scheduled level of $2.2 million.  The Overcollateralization Subaccount had a balance of $1.6 million at September 30, 2009 with a scheduled level of $2.5 million.  The shortfall in the balance occurred because collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of the September 2008 electricity outages following Hurricane Ike.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of December 31, 2008 and September 30, 2009, the Capital Subaccount had a balance of $3.8 million and $3.7 million, respectively, and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2008 and September 30, 2009, cash deposits provided by retail electric providers (REPs) totaled $13.4 million and $12.4 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  See Note 8 for the required disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 9 for the subsequent event related disclosures.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles. This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company's adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

(5)	Fair Value Measurements

Effective January 1, 2008, the Company adopted new accounting guidance on fair value measurements which requires additional disclosures about the Company's financial assets and liabilities that are measured at fair value. Effective January 1, 2009, the Company adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on the Company's financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At September 30, 2009, the Company held Level 1 investments of $14.9 million, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at September 30, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data. The Company had no Level 3 assets and liabilities at September 30, 2009.

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at September 30, 2009, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-4	September 15, 2013	September 15, 2015	5.63%	$376.3
Less: Current Maturities (scheduled payments)				(80.5)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$295.7

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2009 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
September 15, 2008	—	—	—	—	43,249	43,249	—	—
March 15, 2009	—	—	—	—	24,826	24,826	—	—
September 15, 2009	—	—	—	—	38,615	38,615	9,576	9,576

(7)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three months and nine months ended September 30, 2008 and 2009, respectively.

Major Customers. A significant portion of the transition charges are collected by a retail electric provider (REP) that was formerly a subsidiary of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and is currently a subsidiary of NRG Energy, Inc. At both December 31, 2008 and September 30, 2009, such REP had approximately $8.9 million of cash on deposit with the trustee.

(8)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$449	$457	$376	$409

(9)	Subsequent Events

The Company has evaluated all subsequent events through the date these Interim Financial Statements were issued, which was November 12, 2009.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

For the three months ended September 30, 2009, revenue from transition charges was $29.8 million and investment income was less than $0.1 million. Investment income has declined as a result of lower investment returns on money market fund investments. Amortization of transition property was $23.3 million. Interest expense of $5.8 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.6 million for the three months ended September 30, 2009.

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

For the nine months ended September 30, 2009, revenue from transition charges was $75.2 million and investment income was less than $0.1 million. Investment income has declined as a result of lower investment returns on money market fund investments.  Amortization of transition property was $55.5 million. Interest expense of $17.9 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.2 million for the nine months ended September 30, 2009.

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

Approximately $0.8 million was drawn from the Overcollateralization Subaccount in order to make the debt service payment scheduled for September 2009.  Collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of electricity outages following Hurricane Ike which struck CenterPoint Houston’s service area in September 2008.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on October 1, 2009 and became effective November 1, 2009.  The adjusted transition charges are designed to collect $110.5 million during the twelve-month period ending October 31, 2010. Such adjusted transition charges consider the impact of an estimated over-collection of $2.4 million for the twelve-month period ended October 31, 2009.

In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

In August 2009, Moody’s Investors Service, Inc. (Moody’s) upgraded the credit ratings on CenterPoint Houston’s first and general mortgage bonds from “Baa2” to “Baa1”.  In October 2009, Fitch, Inc. upgraded the credit rating on CenterPoint Houston’s general mortgage bonds from “BBB+” to “A-“ and upgraded the credit rating on CenterPoint Houston’s unsecured credit facility from “BBB” to “BBB+”.

Item 4T.        CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of  September 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.        RISK FACTORS

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2008 Form 10-K.

If the investment of collected transition charges and other funds held by the trustee in the collection account results in investment losses or the investments become illiquid, you may receive payment of principal and interest on the bonds later than you expect.

Funds held by the trustee in the Collection Account and cash collateral provided by retail electric providers will be invested in eligible investments. Eligible investments include money market funds having a rating from Moody’s and Standard & Poor’s Rating Services of “Aaa” and “AAA”, respectively. Although investments in these money market funds have traditionally been viewed as highly liquid with a low probability of principal loss, illiquidity and principal losses have been experienced by investors in certain of these funds as a result of recent disruptions in the financial markets. If investment losses or illiquidity is experienced, you might experience a delay in payments of principal and interest and a decrease in the value of your investment in the bonds.

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

+10.1
—Semiannual Servicer’s Certificate dated as of September 11, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2009 payment date.

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

Date:  November 12, 2009

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

+10.1
—Semiannual Servicer’s Certificate dated as of September 11, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2009 payment date.

+31.1	—Section 302 Certification of Gary L. Whitlock

+31.2	—Section 302 Certification of Marc Kilbride

+32.1	—Section 906 Certification of Gary L. Whitlock

+32.2	—Section 906 Certification of Marc Kilbride

+99.1	—Items incorporated by reference from the CenterPoint Energy Transition Bond Company, LLC Form 10-K. Item 1A “Risk Factors.”