Form 10-K
period 2009-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2010-03-30
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2009:  None

CenterPoint Energy Transition Bond Company, LLC

i

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on August 3, 2009 and became effective November 1, 2009.  The adjusted transition charges are designed to collect $110.5 million during the twelve-month period ending October 31, 2010. Such adjusted transition charges consider the impact of an estimated over-collection of $2.4 million for the twelve-month period ended October 31, 2009.

Item 1A.      Risk Factors

Material payment delays or a loss on investments in the transition bonds may occur because the source of funds for payment is limited.

The only source of funds for payment of transition bonds are our assets, which consist of the transition property securing the transition bonds, including:

•	the rights under the financing order, including the statutory true-up mechanisms;

•	the right to impose, collect and receive related transition charges;

•	the funds on deposit in the accounts held by the trustee;

•	our rights under various contracts; and

•	any credit enhancement.

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

Risks Associated with Potential Judicial, Legislative or Regulatory Actions

We are not obligated to indemnify bondholders for changes in law.

Neither we nor CenterPoint Houston, nor any affiliate, successor or assignee, will indemnify bondholders for any changes in the law, including any federal preemption or repeal or amendment of the Public Utility Regulatory Act of Texas (Public Utility Regulatory Act), that may affect the value of the transition bonds. CenterPoint Houston agreed in the sale agreement to institute any legal or administrative action or proceeding as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the Public Utility Regulatory Act that would be materially adverse to us, the trustee or bondholders. However, we cannot assure you that CenterPoint Houston would be able to take this action or that any such action would be successful.

Future judicial action could reduce the value of the transition bonds.

The transition property is the creation of the 1999 utility restructuring amendments to the Public Utility Regulatory Act (Restructuring Act) and the financing order. There is uncertainty associated with investing in bonds payable from an asset that depends for its existence on legislation because there is limited judicial or regulatory experience implementing and interpreting the legislation. Because the transition property is a creation of the Restructuring Act, any judicial determination affecting the validity of or interpreting the Restructuring Act, the transition property or our ability to make payments on the transition bonds might have an adverse effect on the transition bonds. A federal or state court could be asked in the future to determine whether the relevant provisions of the Public Utility Regulatory Act are unlawful or invalid.  In June 2001, the Supreme Court of the State of Texas upheld the constitutionality of certain securitization provisions of the Restructuring Act. Notwithstanding that decision, a federal or state court could be asked in the future to determine whether the relevant provisions of the Public Utility Regulatory Act are unlawful or invalid.  If the Restructuring Act is invalidated, the financing order authorizing us to issue the transition bonds might also be invalidated.

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

Unlike the citizens of some other states, the citizens of the State of Texas currently do not have the constitutional right to adopt or revise state laws by initiative or referendum. Thus, absent an amendment of the Texas Constitution, the Public Utility Regulatory Act cannot be amended or repealed by direct action of the electorate of the State of Texas.

The enforcement of any rights against the State of Texas or the Texas Utility Commission under the State’s pledge may be subject to the exercise of judicial discretion in appropriate cases and to the limitations on legal remedies against state and local governmental entities in Texas. These limitations might include, for example, the necessity to exhaust administrative remedies prior to bringing suit in a court, or limitations on type and locations of courts in which the State of Texas or the Texas Utility Commission may be sued.

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

The transition charges are generally assessed based on forecasted customer usage. The amount and the timeliness of transition charge collections depend in part on actual electricity usage and the amount of collections and write-offs for each customer class. If the servicer inaccurately forecasts electricity consumption or uses inaccurate customer delinquency or charge-off data when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections, which might result in missed or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

The servicer has experienced difficulties from time to time in making accurate forecasts of electricity consumption because of unexpected weather conditions. Inaccurate forecasting of electricity consumption by the servicer might result from, among other things, unanticipated weather or economic conditions, resulting in less electricity consumption than forecast; general economic conditions being worse than expected, causing retail electric customers to migrate from CenterPoint Houston’s service territory or reduce their electricity consumption; the occurrence of a natural disaster, such as a hurricane, or an act of terrorism or other catastrophic event; unanticipated changes in the market structure of the electric industry; customers consuming less electricity than anticipated because of increased energy prices, unanticipated increases in conservation efforts or unanticipated increases in electric usage efficiency; or customers switching to alternative sources of energy, including self-generation of electric power.

The servicer’s use of inaccurate delinquency or charge-off rates might result also from, among other things, unexpected deterioration of the economy or the occurrence of a natural disaster, an act of terrorism or other catastrophic event or the unanticipated declaration of a moratorium on terminating electric service to customers in the event of extreme weather, either of which would cause greater delinquencies or charge-offs than expected or force CenterPoint Houston or REPs to grant additional payment relief to more customers, or any other unanticipated change in law that makes it more difficult for CenterPoint Houston or REPs to terminate service to non-paying customers or that requires CenterPoint Houston or REPs to apply more lenient credit standards in accepting retail electric customers.

We depend on CenterPoint Houston or its successor or assignee, acting as servicer of the transition property.

CenterPoint Houston, as servicer, is responsible for, among other things, calculating, billing and collecting the transition charges from REPs, submitting requests to the Texas Utility Commission to adjust these charges, monitoring the collateral for the transition bonds and taking certain actions in the event of non-payment by a REP. The trustee’s receipt of collections in respect of the transition charges, which are used to make payments on the transition bonds, depends in part on the skill and diligence of the servicer in performing these functions. The systems the State of Texas and the servicer have in place for transition charge billings and collections might, in particular circumstances, cause the servicer to experience difficulty in performing these functions in a timely and completely accurate manner. CenterPoint Houston experienced some difficulties in 2002 in implementing and maintaining the systems and procedures required to perform the duties required of it by the servicing agreement.  If the servicer fails to make collections for any reason, then the servicer’s payments to the trustee in respect of the transition charges might be delayed or reduced. In that event, our payments on the transition bonds might be delayed or reduced.

If we need to replace CenterPoint Houston as the servicer, we may experience difficulties finding and using a replacement servicer.

If CenterPoint Houston ceases to service the transition property, it might be difficult to find a successor servicer. Also, any successor servicer might have less experience and ability than CenterPoint Houston and might experience difficulties in collecting transition charges and determining appropriate adjustments to the transition charges and billing and/or payment arrangements may change, resulting in delays or disruptions in collections. A successor servicer might charge fees that, while permitted under the financing order, are substantially higher than the fees paid to CenterPoint Houston as servicer. In the event of the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, we and the trustee might be prevented from effecting a transfer of servicing due to operation of the bankruptcy code. Any of these factors and others might delay the timing of payments and may reduce the value of the transition bonds.

It might be difficult to collect transition charges from REPs.

As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2009, CenterPoint Houston did business with approximately 80 REPs.  Subsidiaries of NRG Retail LLC that were formerly subsidiaries of RRI Energy, Inc. (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) are together considered CenterPoint Houston’s largest customer, accounting for approximately 41% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2009.  Additionally, subsidiaries of TXU Energy Retail Company LLC accounted for approximately 13% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2009.

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

Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2009, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

The Advanced Metering System (AMS) being deployed throughout CenterPoint Houston’s service territory may experience unexpected problems that delay timely receipt of accurate metering data.

CenterPoint Houston is deploying an AMS throughout its service territory with completion expected by 2014.  The deployment consists, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system being installed for that purpose.  The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service.  Unanticipated difficulties could be encountered during the installation and operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS and cybersecurity issues, that could result in delayed or inaccurate metering data that might lead to inaccuracies in the calculation and imposition of transition charges.

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

The customers who pay transition charges are divided into customer classes. Transition charges are allocated among customer classes and assessed in accordance with the formula required under the Restructuring Act and specified in the financing order. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. If enough customers in a class fail to pay transition charges or cease to be customers, the servicer might have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. This effect might be more extreme in the case of the large industrial and the interruptible customer classes, which consist of a small number of large customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay debt service on the transition bonds.

Storm-Related Risks

Storm damage to the service territory could impair payment of the transition bonds.

CenterPoint Houston’s service territory was impacted by Hurricane Ike in September 2008, disrupting CenterPoint Houston’s operations. Future storms could have similar effects. Transmission, distribution and usage of electricity could be interrupted temporarily, reducing the amount of transition charges collected. There could be longer-lasting weather-related adverse effects on residential and commercial development and economic activity in CenterPoint Houston’s service territory, which could cause the per-kWh transition charge to be greater than expected after adjustment pursuant to the true-up process. Legislative action adverse to the bondholders might be taken in response, and such legislation, if challenged as violative of the State of Texas’ pledge, might be defended on the basis of public necessity.

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

In the event of a bankruptcy of the servicer, a party in interest might take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the servicing agreement or intercreditor agreement, constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer may be considered an “insider” with any REP that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the trustee would merely be an unsecured creditor of the servicer. If any funds were required to be returned to the bankruptcy estate of the servicer, we would expect that the amount of any future transition charges would be increased through the statutory true-up mechanism to recover such amount.

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

Risks Associated with Potential Bankruptcy Proceedings or Defaults of REPs

REPs may commingle the transition charges with other revenues they collect. This may cause losses on or reduce the value of the transition bonds in the event a REP enters bankruptcy proceedings.

A REP is not required to segregate from its general funds the transition charges it collects but is required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-

offs, within 35 days of the billing by the servicer. A REP nevertheless might fail to remit the full amount of the transition charges owed to the servicer or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, might materially reduce the amount of transition charge collections available on the next payment date to make timely payments on the transition bonds.

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

In the event of a bankruptcy of a REP, a party in interest might take the position that the remittance of funds by the REP to the servicer, pursuant to the financing order, prior to bankruptcy constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes preferences, any remittance of such funds made within 90 days of the filing of the bankruptcy petition might be avoidable, and the funds might be required to be returned to the bankruptcy estate of the REP by us or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer might be considered an “insider” with any REP that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, we would expect that the amount of any future transition charges would be increased through the statutory true-up mechanism to recover the amount returned.

Furthermore, the mere fact of a REP bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

If a REP defaults with respect to the payment of transition charges owed to the servicer, any cash deposit or other collateral of the REP held by the trustee might not cover amounts owed by the REP.

If a REP does not have the ratings required by the financing order, the REP must provide a cash deposit or other collateral which is reviewed as often as each quarter to ensure that the amount of such collateral equals or exceeds two months’ maximum collections.  If a REP defaults with respect to the payment of transition charges, the amount of such collateral may be inadequate as a result of factors that include (a) an increase in a REP’s number of customers or the electric usage of its customers shortly before the default, (b) the length of time between the initial payment default by a REP and the date all of such REP’s retail electric customers are transferred to another REP, and (c) deficiencies in the collateral documentation or a failure of a guarantor, letter of credit provider or surety to honor a demand for payment.

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

CenterPoint Houston’s ratings might affect the market value of the transition bonds. The credit ratings of the transition bonds are no indication of the expected rate of payment of principal on the transition bonds.

A downgrading of the credit ratings on the debt of CenterPoint Houston might have an adverse effect on the market value of the transition bonds. Credit ratings may change at any time.

The transition bonds are rated by one or more established rating agencies. A rating is not a recommendation to buy, sell or hold transition bonds. The ratings merely analyze the probability that we will repay the total principal amount of the transition bonds at the final maturity date (which is later than the scheduled final payment date) and will make timely interest payments. The ratings are not an indication that the rating agencies believe that principal payments are likely to be paid on time according to the expected sinking fund schedule.

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

The amount and the timeliness of collection of the transition charges, together with the related transition charge adjustments, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If the servicer collects the transition charges at a slower rate than the rate estimated when the schedule for the repayments of transition bond principal was established and true-up adjustments to the transition charges are not timely and accurate, bondholders might experience a delay in payments of principal and interest and a decrease in the value of the transition bonds.

If the investment of collected transition charges and other funds held by the trustee in the collection account results in investment losses or the investments become illiquid, bondholders may receive payment of principal and interest on the transition bonds later than they expect.

Funds held by the trustee in the Collection Account and cash collateral provided by REPs will be invested in eligible investments. Eligible investments include money market funds having a rating from Moody’s and Standard & Poor’s Rating Services of “Aaa” and “AAA”, respectively. Although investments in these money market funds have traditionally been viewed as highly liquid with a low probability of principal loss, illiquidity and principal losses have been experienced by investors in certain of these funds as a result of recent disruptions in the financial markets. If investment losses or illiquidity is experienced, bondholders might experience a delay in payments of principal and interest and a decrease in the value of their investment in the transition bonds.

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 2.         Properties

We have no material physical properties.  Our primary asset is the transition property described above in Item 1 “Business – Transition Property.”

Item 3.         Legal Proceedings

None.

Item 4.         Reserved

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

Restricted Payments.  The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person.  We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture.  As of December 31, 2009, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.

Bondholders.  As of December 31, 2009, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company.  The transition bonds are not listed on any national securities exchange.

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

For the year ended December 31, 2009, revenue from transition charges was $98.4 million and investment income was less than $0.1 million. Amortization of transition property was $73.0 million.  Interest expense of $23.2 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.6 million in 2009, which included $0.1 million related to the annual bad debt true-up recorded in the third quarter of 2009.

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

For the year ended December 31, 2007, revenue from transition charges was $89.2 million and investment income was $1.5 million. Amortization of transition property was $59.4 million.  Interest expense of $29.9 million related to interest on the transition bonds and amortization expense of $0.9 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.6 million in 2007, which included a $0.6 million reduction related to the annual bad debt true-up recorded in the second quarter of 2007.

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

The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct prospectively any over-collections or under-collections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on August 3, 2009 and became effective November 1, 2009.  The adjusted transition charges are designed to collect $110.5 million during the twelve-month period ending October 31, 2010. Such adjusted transition charges consider the impact of an estimated over-collection of $2.4 million for the twelve-month period ended October 31, 2009.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2008 and 2009, we had outstanding fixed-rate debt aggregating $449.3 million and $376.3 million in principal amount and having a fair value of $457.2 million and $405.5 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates.  However, the fair value of this debt would increase by approximately $4.6 million if interest rates were to decline by 10% from their levels at December 31, 2009.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the “Company”, a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC) as of December 31, 2009 and 2008, and the related statements of income and changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2010

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

March 30, 2010

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER'S EQUITY

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Revenues:
Transition charge revenue	$89,244	$98,549	$98,417
Investment income	1,537	815	49
Total operating revenues	90,781	99,364	98,466

Expenses:
Interest expense	29,911	26,810	23,236
Amortization of transition property	59,429	70,026	72,998
Amortization of transition bond discount and issuance costs	887	740	604
Administrative and general expenses	554	1,788	1,628
Total operating expenses	90,781	99,364	98,466
Net Income	—	—	—
Member's Equity at Beginning of the Year	3,745	3,745	3,745
Contributed Capital	—	—	—
Member's Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS

	December 31,
	2008	2009
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$34,176	$33,834
Restricted funds	17,255	7,680
Transition charge receivable	11,359	11,239
Current Assets	62,790	52,753

Intangible transition property	409,523	336,525
Unamortized debt issuance costs	1,673	1,095
Total Assets	$473,986	$390,373

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$73,017	$80,507
Accrued interest	7,361	6,238
Customer deposits	13,430	3,934
Fees payable to servicer	187	184
Current Liabilities	93,995	90,863

Long-term debt:
Transition bonds, net of unamortized discount of less than $0.1 million	376,246	295,765
Total Liabilities	470,241	386,628

Member's Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member's Equity	3,745	3,745

Total Liabilities and Member's Equity	$473,986	$390,373

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustment for non-cash items:
Amortization of transition bond discount and issuance costs	887	740	604
Amortization of transition property	59,429	70,026	72,998
Changes in other assets and liabilities:
Transition charge receivable	(1,223)	(520)	120
Accrued interest	(841)	(996)	(1,123)
Customer deposits	(203)	2,051	(9,496)
Fees payable to servicer	(4)	15	(3)
Net cash provided by operating activities	58,045	71,316	63,100

Cash Flows from Investing Activities:
Restricted funds	205	(2,068)	9,575
Net cash provided by (used in) investing activities	205	(2,068)	9,575

Cash Flows from Financing Activities:
Payments of long-term debt	(59,912)	(65,529)	(73,017)
Net cash used in financing activities	(59,912)	(65,529)	(73,017)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,662)	3,719	(342)

Cash and Cash Equivalents, Beginning of Year	32,119	30,457	34,176

Cash and Cash Equivalents, End of Year	$30,457	$34,176	$33,834
Supplemental Disclosure of Cash Flow Information: Cash Payments: Interest	$30,752	$27,806	$24,359

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002.  The Texas electric restructuring law required the Public Utility Commission of Texas (Texas Utility Commission) to conduct a “true-up” proceeding to determine CenterPoint Houston’s stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for recovery of certain of those costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility’s geographical certificated service area as it existed on May 1, 1999.  The Texas electric restructuring law authorizes the Texas Utility Commission to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs.  The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the financing order constitute “transition property.” The Texas Utility Commission issued a financing order to Reliant Energy, Incorporated (now CenterPoint Houston) on May 31, 2000 (financing order) that authorized CenterPoint Houston to cause the Company to issue transition bonds in an aggregate principal amount not to exceed $740 million plus up-front qualified costs not to exceed $10.7 million in the aggregate.

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

Regulation and Regulatory Assets and Liabilities. The Company’s business meets the criteria of accounting guidance for the effects of certain types of regulation.  This accounting standard recognizes the cost-based rate-making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company’s purpose is to purchase the transition property, issue one or more series of transition bonds secured by the transition property and perform any activity incidental thereto.  The transition charges are designed to provide the necessary revenues to timely provide payment of principal and interest on the transition bonds. Continued applicability of this accounting guidance requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the transition charges are set at levels that will recover an entity’s costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and applies the provisions of this guidance.

Cash and Cash Equivalents/Restricted Funds.  For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $31.0 million and $32.3 million at December 31, 2008 and 2009, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $1.0 million and $-0- at December 31, 2008 and 2009, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.2 million at December 31, 2008 with a scheduled level of $2.2 million.  The Overcollateralization Subaccount had a balance of $1.6 million at December 31, 2009 with a scheduled level of $2.5 million. The shortfall in the balance occurred because collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of the September 2008 electricity outages following Hurricane Ike.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of December 31, 2008 and 2009, the Capital Subaccount had a balance of $3.8 million and $3.7 million, respectively, and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2008 and 2009, cash deposits provided by retail electric providers (REPs) totaled $13.4 million and $3.9 million, respectively, and are classified as Restricted Funds in the Balance Sheets.  The decrease in cash deposits is principally attributable to the substitution by REPs of letters of credit for cash deposits in 2009.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2009 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834

Amortization.  The transition property was recorded at acquired cost and is being amortized over 12 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with accounting guidance for regulated operations, amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

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

New Accounting Pronouncements.  Effective June 30, 2009, the Company adopted new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective June 30, 2009, the Company adopted new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted new accounting guidance on the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. generally accepted accounting principles for SEC registrants. The Company’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

(3)	Fair Value Measurement

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009, the Company held Level 1 investments of $6.3 million, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at December 31, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at December 31, 2009.

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at December 31, 2009, are as follows:

Class	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-4	September 15, 2013	September 15, 2015	5.63%	$376.3
Less: Current Maturities (scheduled payments)				(80.5)
Less: Unamortized Discount				(0.1)
Total Long-Term Debt, net				$295.7

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2009 (in thousands):

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

Scheduled principal payments through 2013 for the transition bonds outstanding at December 31, 2009 are as follows: 2010 – $80.5 million, 2011 – $88.0 million, 2012 – $99.2 million and 2013 – $108.6 million.

(5)	Significant Agreements and Related Party Transactions

Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2007, 2008 and 2009.

The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

A significant portion of the transition charges are collected by subsidiaries of NRG Retail LLC that were formerly subsidiaries of RRI Energy, Inc. (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and by subsidiaries of TXU Energy Retail Company LLC (TXU Energy). During 2007, 2008 and 2009, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail LLC accounted for 45%, 43% and 39%, respectively, of total transition charge revenues. During 2007, 2008 and 2009, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for 9%, 11% and 12%, respectively, of total transition charge revenues. Subsidiaries of NRG Retail LLC had approximately $8.9 million of cash on deposit with the trustee at December 31, 2008 and letters of credit aggregating $10 million on deposit with the trustee at December 31, 2009.  Subsidiaries of TXU Energy had letters of credit aggregating $2.2 million and $2.5 million at December 31, 2008 and 2009, respectively, on deposit with the trustee. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

(6)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$449	$457	$376	$405

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

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

Omitted pursuant to Instruction I of Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I of Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to Instruction I of Form 10-K.

Item 14.       Principal Accounting Fees and Services

	Year Ended December 31,
	2008	2009
Audit fees	$36,500	$36,155
Audit-related fees(1)	27,000	72,000
Total audit and audit-related fees	63,500	108,155
Tax fees	—	—
All other fees	—	—
Total fees	$63,500	$108,155
______________
(1)	Agreed upon procedures related to the indenture.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements

2.	Financial Statement Schedules.
None.

3.	Exhibits.
                                        See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 30th day of March, 2010.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By: /s/ Marc Kilbride
Marc Kilbride
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010.

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
For Fiscal Year Ended December 31, 2009

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7

3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3

4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4

4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5

4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6

10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1

10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3

10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4

10.5	Semiannual Servicer’s Certificate, dated as of March 12, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 16, 2009 payment date	Form 10-Q for the quarterly period ended March 31, 2009	333-91093	10.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
10.6	Semiannual Servicer’s Certificate, dated as of September 11, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2009 payment date	Form 10-Q for the quarterly period ended September 30, 2009	333-91093	10.1

+10.7
Semiannual Servicer’s Certificate, dated as of March 11, 2010, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2010 payment  date

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