Form 10-Q
period 2010-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2010-08-12
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

As of July 26, 2010, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

CenterPoint Energy Transition Bond Company, LLC

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Statements of Income and Changes in Member’s Equity
	Three and Six Months Ended June 30, 2009 and 2010 (unaudited)	1

	Balance Sheets
	December 31, 2009 and June 30, 2010 (unaudited)	2

	Statements of Cash Flows
	Six Months Ended June 30, 2009 and 2010 (unaudited)	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Narrative Analysis of Results of Operations	8

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	9

Item 6.	Exhibits	10

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

•
state and federal legislative and regulatory actions or developments affecting various aspects of CenterPoint Houston’s business, including, among others,  energy deregulation or re-regulation, health care reform and financial reform;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Revenues:
Transition charge revenue	$25,609	$29,664	$45,335	$54,344
Investment income	17	4	10	7
Total operating revenues	25,626	29,668	45,345	54,351

Expenses:
Interest expense	5,930	4,912	12,123	10,140
Amortization of transition property	19,196	24,032	32,234	42,801
Amortization of transition bond discount and issuance costs	155	123	320	253
Administrative and general expenses	345	601	668	1,157
Total operating expenses	25,626	29,668	45,345	54,351

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2009	June 30, 2010
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$33,834	$43,009
Restricted funds	7,680	7,691
Transition charge receivable	11,239	17,266
Current Assets	52,753	67,966

Intangible transition property	336,525	293,724
Unamortized debt issuance costs	1,095	852
Total Assets	$390,373	$362,542

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$80,507	$83,053
Accrued interest	6,238	5,785
Customer deposits	3,934	3,940
Fees payable to servicer	184	162
Current Liabilities	90,863	92,940

Long-term debt:
Transition bonds, net of unamortized discount of less than $0.1 million	295,765	265,857
Total Liabilities	386,628	358,797

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$390,373	$362,542

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	32,234	42,801
Amortization of transition bond discount and issuance costs	320	253
Changes in other assets and liabilities:
Transition charge receivable	(3,271)	(6,027)
Accrued interest	(377)	(453)
Customer deposits	(1,556)	6
Fees payable to servicer	(22)	(22)
Net cash provided by operating activities	27,328	36,558

Cash Flows from Investing Activities:
Restricted funds	1,632	(11)
Net cash provided by (used in) investing activities	1,632	(11)

Cash Flows from Financing Activities:
Payments of long-term debt	(24,826)	(27,372)
Net cash used in financing activities	(24,826)	(27,372)

Net Increase in Cash and Cash Equivalents	4,134	9,175

Cash and Cash Equivalents, Beginning of Period	34,176	33,834

Cash and Cash Equivalents, End of Period	$38,310	$43,009

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$12,500	$10,593

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, that includes the city of Houston.

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

Amortization. The transition property was recorded at acquired cost and is being amortized over 12 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with guidance for accounting for regulated operations, amortization is adjusted for over-collection or under-collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas to correct prospectively any over-collections or under-collections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)	Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2010 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $32.3 million and $29.0 million at December 31, 2009 and June 30, 2010, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $-0- and $11.3 million at December 31, 2009 and June 30, 2010, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $1.6 million at December 31, 2009 with a scheduled level of $2.5 million.  The shortfall in the balance occurred because collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of the September 2008 electricity outages following Hurricane Ike.  The Overcollateralization Subaccount had a balance of $2.7 million at June 30, 2010 with a scheduled level of $2.7 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2009 and June 30, 2010, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of both December 31, 2009 and June 30, 2010, cash deposits provided by retail electric providers (REPs) totaled $3.9 million and are classified as Restricted Funds in the Balance Sheets.

(4)	Fair Value Measurements

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009 and June 30, 2010, the Company held Level 1 investments of $6.3 million and $6.1 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at both December 31, 2009 and June 30, 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any,

market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at both December 31, 2009 and June 30, 2010.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2010, there were no transfers between levels.

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

The outstanding transition bonds, which have an aggregate principal amount of $348.9 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at June 30, 2010 as follows (in millions):

Amount
Long-term debt	$265.9
Current portion of long-term debt (based on scheduled payments)	83.0
Outstanding transition bonds	$348.9

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2010 (in thousands):

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

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2009 and 2010, respectively.

Major Customers. A significant portion of the transition charges are collected by subsidiaries of NRG Retail LLC and by subsidiaries of TXU Energy Retail Company LLC (TXU Energy). During the three and six months ended June 30, 2009, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail LLC accounted for approximately 35% and 39%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2010, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail LLC accounted for approximately 30% and 33%, respectively, of total transition charge revenues.  During both the three and six months ended June 30, 2009, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for approximately 11%, of total transition charge revenues.  During the three and six months ended June 30, 2010, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for approximately 10% and 11%, respectively, of total transition charge revenues.   Subsidiaries of NRG Retail LLC had letters of credit aggregating $10 million and $9.3 million on deposit with the trustee at December 31, 2009 and June 30, 2010, respectively.  Subsidiaries of TXU Energy had letters of credit aggregating $2.5 million at both December 31, 2009 and June 30, 2010 on deposit with the trustee. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

(7)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$376	$405	$349	$375

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

For the three months ended June 30, 2010, revenue from transition charges was $29.7 million and investment income was less than $0.1 million. Amortization of transition property was $24.0 million. Interest expense was $4.9 million related to interest on the transition bonds and amortization expense was $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.6 million for the three months ended June 30, 2010.

For the three months ended June 30, 2009, revenue from transition charges was $25.6 million and investment income was less than $0.1 million. Amortization of transition property was $19.2 million. Interest expense was $5.9 million related to interest on the transition bonds and amortization expense was $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.3 million for the three months ended June 30, 2009.

For the six months ended June 30, 2010, revenue from transition charges was $54.3 million and investment income was less than $0.1 million. Amortization of transition property was $42.8 million. Interest expense was $10.1 million related to interest on the transition bonds and amortization expense was $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.2 million for the six months ended June 30, 2010.

For the six months ended June 30, 2009, revenue from transition charges was $45.3 million and investment income was less than $0.1 million. Amortization of transition property was $32.2 million. Interest expense was $12.1 million related to interest on the transition bonds and amortization expense was $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.7 million for the six months ended June 30, 2009.

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

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  August 12, 2010

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