Form 10-Q
period 2010-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2010-11-12
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

As of October 15, 2010, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
state and federal legislative and regulatory actions or developments affecting various aspects of CenterPoint Houston’s business, including, among others,  energy deregulation or re-regulation, health care reform, financial reform and tax legislation;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Revenues:
Transition charge revenue	$29,817	$35,305	$75,152	$89,649
Investment income	26	2	36	9
Total operating revenues	29,843	35,307	75,188	89,658

Expenses:
Interest expense	5,817	4,778	17,940	14,918
Amortization of transition property	23,299	29,651	55,533	72,452
Amortization of transition bond discount and issuance costs	151	120	471	373
Administrative and general expenses	576	758	1,244	1,915
Total operating expenses	29,843	35,307	75,188	89,658

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2009	September 30, 2010
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$33,834	$14,232
Restricted funds	7,680	8,261
Transition charge receivable	11,239	17,519
Current Assets	52,753	40,012

Intangible transition property	336,525	264,073
Unamortized debt issuance costs	1,095	738
Total Assets	$390,373	$304,823

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$80,507	$87,996
Accrued interest	6,238	740
Customer deposits	3,934	4,516
Fees payable to servicer	184	41
Current Liabilities	90,863	93,293

Long-term debt:
Transition bonds	295,765	207,785
Total Liabilities	386,628	301,078

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$390,373	$304,823

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	55,533	72,452
Amortization of transition bond discount and issuance costs	471	373
Changes in other assets and liabilities:
Transition charge receivable	(3,147)	(6,280)
Accrued interest	(6,419)	(5,498)
Customer deposits	(991)	582
Fees payable to servicer	(137)	(143)
Net cash provided by operating activities	45,310	61,486

Cash Flows from Investing Activities:
Restricted funds	1,071	(581)
Net cash provided by (used in) investing activities	1,071	(581)

Cash Flows from Financing Activities:
Payments of long-term debt	(73,017)	(80,507)
Net cash used in financing activities	(73,017)	(80,507)

Net Decrease in Cash and Cash Equivalents	(26,636)	(19,602)

Cash and Cash Equivalents, Beginning of Period	34,176	33,834

Cash and Cash Equivalents, End of Period	$7,540	$14,232

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$24,359	$20,416

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast that includes the city of Houston.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2010 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $32.3 million and $7.2 million at December 31, 2009 and September 30, 2010, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $-0- and $4.2 million at December 31, 2009 and September 30, 2010, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $1.6 million at December 31, 2009 with a scheduled level of $2.5 million.  The shortfall in the balance occurred because collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of the September 2008 electricity outages following Hurricane Ike.  The Overcollateralization Subaccount had a balance of $2.8 million at September 30, 2010 with a scheduled level of $2.8 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2009 and September 30, 2010, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2009 and September 30, 2010, cash deposits provided by retail electric providers (REPs) totaled $3.9 million and $4.5 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	Fair Value Measurements

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009 and September 30, 2010, the Company held Level 1 investments of $6.3 million and $6.7 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at both December 31, 2009 and September 30, 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any,

market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at both December 31, 2009 and September 30, 2010.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2010, there were no transfers between levels.

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

The outstanding transition bonds, which have an aggregate principal amount of $295.8 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at September 30, 2010 as follows (in millions):

Amount
Long-term debt	$207.8
Current portion of long-term debt (based on scheduled payments)	88.0
Outstanding transition bonds	$295.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2010 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
September 15, 2008	—	—	—	—	43,249	43,249	—	—
March 15, 2009	—	—	—	—	24,826	24,826	—	—
September 15, 2009	—	—	—	—	38,615	38,615	9,576	9,576
March 15, 2010	—	—	—	—	—	—	27,372	27,372
September 15, 2010	—	—	—	—	—	—	53,135	53,135

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.4 million during each of the three and nine months ended September 30, 2009 and 2010, respectively.

Major Customers. A significant portion of the transition charges are collected by subsidiaries of NRG Retail LLC (NRG Retail) and by subsidiaries of TXU Energy Retail Company LLC (TXU Energy). During each of the three and nine months ended September 30, 2009, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail accounted for approximately 40% of total transition charge revenues. During the three and nine months ended September 30, 2010, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail accounted for approximately 37% and 35%, respectively, of total transition charge revenues.  During the three and nine months ended September 30, 2009, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for approximately 13% and 12%, respectively, of total transition charge revenues.  During the three and nine months ended September 30, 2010, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for approximately 13% and 12%, respectively, of total transition charge revenues.   Subsidiaries of NRG Retail had letters of credit aggregating $10 million and $9.3 million on deposit with the trustee at December 31, 2009 and September 30, 2010, respectively.  Subsidiaries of TXU Energy had letters of credit aggregating $2.5 million and $2.6 million on deposit with the trustee at December 31, 2009 and September 30, 2010, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

(7)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$376	$405	$296	$321

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

We are a Delaware limited liability company established in November 1999 for limited purposes.  On October 24, 2001 we issued $748.9 million aggregate principal amount of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated, now CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our 2009 Form 10-K, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.  Net income is expected to be zero for each reporting period.

For the three months ended September 30, 2010, revenue from transition charges was $35.3 million and investment income was less than $0.1 million. Amortization of transition property was $29.7 million. Interest expense was $4.8 million related to interest on the transition bonds and amortization expense was $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.8 million for the three months ended September 30, 2010.

For the three months ended September 30, 2009, revenue from transition charges was $29.8 million and investment income was less than $0.1 million. Amortization of transition property was $23.3 million. Interest expense was $5.8 million related to interest on the transition bonds and amortization expense was $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.6 million for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, revenue from transition charges was $89.6 million and investment income was less than $0.1 million. Amortization of transition property was $72.5 million. Interest expense was $14.9 million related to interest on the transition bonds and amortization expense was $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.9 million for the nine months ended September 30, 2010.

For the nine months ended September 30, 2009, revenue from transition charges was $75.2 million and investment income was less than $0.1 million. Amortization of transition property was $55.5 million. Interest expense was $17.9 million related to interest on the transition bonds and amortization expense was $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.2 million for the nine months ended September 30, 2009.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 28, 2010 and became effective November 1, 2010.  The adjusted transition charges are designed to collect $97.9 million during the twelve-month period ending October 31, 2011. Such adjusted transition charges consider the impact of an estimated over-collection of $11.0 million for the twelve-month period ended October 31, 2010.

In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

+10.1
Semiannual Servicer’s Certificate dated as of September 13, 2010, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2010 payment date.

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

Date:  November 12, 2010

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

+10.1
Semiannual Servicer’s Certificate dated as of September 13, 2010, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2010 payment date.

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride