Form 10-K
period 2010-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2011-03-25
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2010:  None

CenterPoint Energy Transition Bond Company, LLC

i

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

Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under “Risk Factors” in Item 1A of this report. In addition, the following are some other factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

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

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers; and

•
the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2010 and became effective November 1, 2010.  The adjusted transition charges are designed to collect $97.9 million during the twelve-month period ending October 31, 2011. Such adjusted transition charges consider the impact of an estimated over-collection of $11.0 million for the twelve-month period ended October 31, 2010.

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

As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2010, CenterPoint Houston did business with 99 REPs.  A subsidiary of NRG Energy, Inc., NRG Retail LLC, (which acquired the Texas retail business of RRI Energy, Inc., formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries are together considered the largest REP in CenterPoint Houston’s service territory, accounted for approximately 33% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2010.  Additionally, subsidiaries of TXU Energy Retail Company LLC accounted for approximately 13% of CenterPoint Houston’s outstanding receivables from REPs as of December 31, 2010.

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

Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2010, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

The Advanced Metering System (AMS) being deployed throughout CenterPoint Houston’s service territory may experience unexpected problems that delay timely receipt of accurate metering data.

CenterPoint Houston is deploying an AMS throughout its service territory with completion expected by 2012. The deployment consists, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system being installed for that purpose.  The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service.  Unanticipated difficulties could be encountered during the installation and operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS and cybersecurity issues, that could result in delayed or inaccurate metering data that might lead to inaccuracies in the calculation and imposition of transition charges.

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

Item 4.  Removed and Reserved

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

Restricted Payments.  The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person.  We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture.  As of December 31, 2010, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.

Bondholders.  As of December 31, 2010, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company.  The transition bonds are not listed on any national securities exchange.

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

For the year ended December 31, 2010, revenue from transition charges was $113.4 million and investment income was less than $0.1 million. Amortization of transition property was $91.4 million.  Interest expense of $19.1 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.4 million in 2010, which included $0.2 million related to the annual bad debt true-up recorded in the second quarter of 2010.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2010 and became effective November 1, 2010.  The adjusted transition charges are designed to collect $97.9 million during the twelve-month period ending October 31, 2011. Such adjusted transition charges consider the impact of an estimated over-collection of $11.0 million for the twelve-month period ended October 31, 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2009 and 2010, we had outstanding fixed-rate debt aggregating $376.3 million and $295.8 million in principal amount and having a fair value of $405.5 million and $316.5 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates.  However, the fair value of this debt would increase by approximately $2.3 million if interest rates were to decline by 10% from their levels at December 31, 2010.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the “Company”, a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC) as of December 31, 2010 and 2009, and the related statements of income and changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 25, 2011

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ GARY L. WHITLOCK
President

/s/ MARC KILBRIDE
Vice President and Treasurer

March 25, 2011

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER'S EQUITY

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Revenues:
Transition charge revenue	$98,549	$98,417	$113,384
Investment income	815	49	14
Total operating revenues	99,364	98,466	113,398

Expenses:
Interest expense	26,810	23,236	19,082
Amortization of transition property	70,026	72,998	91,431
Amortization of transition bond discount and issuance costs	740	604	477
Administrative and general expenses	1,788	1,628	2,408
Total operating expenses	99,364	98,466	113,398
Net Income	—	—	—
Member's Equity at Beginning of the Year	3,745	3,745	3,745
Contributed Capital	—	—	—

Member's Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS

	December 31,
	2009	2010
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$33,834	$44,031
Restricted funds	7,680	9,600
Transition charge receivable	11,239	11,115
Current Assets	52,753	64,746

Intangible transition property	336,525	245,094
Unamortized debt issuance costs	1,095	639
Total Assets	$390,373	$310,479

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$80,507	$87,996
Accrued interest	6,238	4,904
Customer deposits	3,934	5,855
Fees payable to servicer	184	189
Current Liabilities	90,863	98,944

Long-term debt:
Transition bonds	295,765	207,790
Total Liabilities	386,628	306,734

Member's Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member's Equity	3,745	3,745

Total Liabilities and Member's Equity	$390,373	$310,479

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	740	604	477
Amortization of transition property	70,026	72,998	91,431
Changes in other assets and liabilities:
Transition charge receivable	(520)	120	124
Accrued interest	(996)	(1,123)	(1,334)
Customer deposits	2,051	(9,496)	1,921
Fees payable to servicer	15	(3)	5
Net cash provided by operating activities	71,316	63,100	92,624

Cash Flows from Investing Activities:
Restricted funds	(2,068)	9,575	(1,920)
Net cash provided by (used in) investing activities	(2,068)	9,575	(1,920)

Cash Flows from Financing Activities:
Payments of long-term debt	(65,529)	(73,017)	(80,507)
Net cash used in financing activities	(65,529)	(73,017)	(80,507)

Net Increase (Decrease) in Cash and Cash Equivalents	3,719	(342)	10,197

Cash and Cash Equivalents, Beginning of Year	30,457	34,176	33,834

Cash and Cash Equivalents, End of Year	$34,176	$33,834	$44,031

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$27,806	$24,359	$20,416

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

CenterPoint Energy Transition Bond Company, LLC (the Company) is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in the Texas Gulf Coast area, that includes the city of Houston.

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

Cash and Cash Equivalents/Restricted Funds.  For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $32.3 million and $37.0 million at December 31, 2009 and 2010, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of    $-0- and $4.2 million at December 31, 2009 and 2010, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $1.6 million at December 31, 2009 with a scheduled level of $2.5 million. The shortfall in the balance occurred because collected transition charges were insufficient to make the scheduled September 2009 debt service payment primarily as a result of the September 2008 electricity outages following Hurricane Ike. The Overcollateralization Subaccount had a balance of $2.8 million at December 31, 2010 with a scheduled level of $2.8 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2009 and 2010, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2009 and 2010, cash deposits provided by retail electric providers (REPs) totaled $3.9 million and $5.9 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2010 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778

Amortization.  The transition property was recorded at acquired cost and is being amortized over 12 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with accounting guidance for regulated operations, amortization is adjusted for over-collection or under-collection of transition charges. The transition charges are reviewed and adjusted at least annually by the Texas Utility Commission to correct any over-collections or under-collections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009 and 2010, the Company held Level 1 investments of $6.3 million and $7.8 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at both December 31, 2009 and 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at both December 31, 2009 and 2010.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the year ended December 31, 2010, there were no transfers between levels.

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2009		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$376	$405	$296	$317

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

The outstanding transition bonds, which have an aggregate principal amount of $295.8 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at December 31, 2010 as follows (in millions):

Amount
Long-term debt	$207.8
Current portion of long-term debt (based on scheduled payments)	88.0
Outstanding transition bonds	$295.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2010 (in thousands):

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

Scheduled principal payments through 2014 for the transition bonds outstanding at December 31, 2010 are as follows: 2011 – $88.0 million, 2012 – $99.2 million and 2013 – $108.6 million.

(5)       Related Party Transactions and Major Customers

Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2008, 2009 and 2010.

The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

A significant portion of the transition charges are collected by subsidiaries of NRG Retail LLC (NRG Retail) and by subsidiaries of TXU Energy Retail Company LLC (TXU Energy). During 2008, 2009 and 2010, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail accounted for approximately 43%, 39% and 35%, respectively, of total transition charge revenues.  During 2008, 2009 and 2010, revenues derived from transition charges to REPs that are subsidiaries of TXU Energy accounted for approximately 11%, 12% and 12%, respectively, of total transition charge revenues.   Subsidiaries of NRG Retail had letters of credit aggregating $10 million and $9.1 million on deposit with the trustee at December 31, 2009 and 2010, respectively.  Subsidiaries of TXU Energy had letters of credit aggregating $2.5 million and $3.0 million on deposit with the trustee at December 31, 2009 and 2010, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Omitted pursuant to Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

	Year Ended December 31,
	2009	2010
Audit fees	$36,155	$36,622
Audit-related fees(1)	72,000	77,000
Total audit and audit-related fees	108,155	113,622
Tax fees	—	—
All other fees	—	—
Total fees	$108,155	$113,622
____________
(1)	Agreed upon procedures related to the indenture.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements

2.	Financial Statement Schedules.
None.

3.	Exhibits.
See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of March, 2011.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By: /s/ Marc Kilbride
Marc Kilbride
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2011.

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
For Fiscal Year Ended December 31, 2010

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4
4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5
4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6
10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1
10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2
10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3
10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4
10.5	Semiannual Servicer’s Certificate, dated as of September 13, 2010, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2010 payment date	Form 10-Q for the quarterly period ended September 30, 2010	333-91093	10.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+10.6
Semiannual Servicer’s Certificate, dated as of March 11, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2011 payment  date

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