Form 10-Q
period 2011-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2011-08-11
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

As of July 15, 2011, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•	the servicer’s ability to perform its billing, collection and other functions; and

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

PART I. FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
		(in thousands)
Revenues:
Transition charge revenue	$29,664	$27,554	$54,344	$49,442
Investment income	4	1	7	4
Total operating revenues	29,668	$27,555	54,351	$49,446

Expenses:
Interest expense	4,912	3,742	10,140	7,831
Amortization of transition property	24,032	23,259	42,801	40,600
Amortization of transition bond discount and issuance costs	123	94	253	196
Administrative and general expenses	601	460	1,157	819
Total operating expenses	29,668	27,555	54,351	49,446

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2010	June 30, 2011
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$44,031	$51,014
Restricted funds	9,600	9,139
Transition charge receivable	11,115	14,544
Current Assets	64,746	74,697

Intangible transition property	245,094	204,494
Unamortized debt issuance costs	639	451
Total Assets	$310,479	$279,642

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$87,996	$91,815
Accrued interest	4,904	4,408
Customer deposits	5,855	5,394
Fees payable to servicer	189	219
Current Liabilities	98,944	101,836

Long-term debt:
Transition bonds	207,790	174,061
Total Liabilities	306,734	275,897

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$310,479	$279,642

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	42,801	40,600
Amortization of transition bond discount and issuance costs	253	196
Changes in other assets and liabilities:
Transition charge receivable	(6,027)	(3,429)
Accrued interest	(453)	(496)
Customer deposits	6	(461)
Fees payable to servicer	(22)	30
Net cash provided by operating activities	36,558	36,440

Cash Flows from Investing Activities:
Restricted funds	(11)	461
Net cash provided by (used in) investing activities	(11)	461

Cash Flows from Financing Activities:
Payments of long-term debt	(27,372)	(29,918)
Net cash used in financing activities	(27,372)	(29,918)

Net Increase in Cash and Cash Equivalents	9,175	6,983

Cash and Cash Equivalents, Beginning of Period	33,834	44,031

Cash and Cash Equivalents, End of Period	$43,009	$51,014

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$10,593	$8,327

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2011 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $37.0 million and $28.1 million at December 31, 2010 and June 30, 2011, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $4.2 million and $20.0 million at December 31, 2010 and June 30, 2011, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.8 million at December 31, 2010 with a scheduled level of $2.8 million.  The Overcollateralization Subaccount had a balance of $3.0 million at June 30, 2011 with a scheduled level of $3.0 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2010 and June 30, 2011, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2010 and June 30, 2011, cash deposits provided by retail electric providers (REPs) totaled $5.9 million and $5.4 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	Fair Value Measurement

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and June 30, 2011, the Company held Level 1 investments of $7.8 million and $9.0 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at both December 31, 2010 and June 30, 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at both December 31, 2010 and June 30, 2011.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2011, there were no transfers between levels.

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$296	$317	$266	$282

(5)	Long-Term Debt

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

The outstanding transition bonds, which have an aggregate principal amount of $265.9 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at June 30, 2011 as follows (in millions):

Amount
Long-term debt	$174.1
Current portion of long-term debt (based on scheduled payments)	91.8
Outstanding transition bonds	$265.9

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2011 (in thousands):

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

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2010 and 2011, respectively.

Major Customers. A significant portion of the transition charges are collected by subsidiaries of NRG Retail LLC (NRG Retail) and by subsidiaries of TXU Energy Retail Company LLC (TXU Energy). During the three and six months ended June 30, 2010, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail accounted for approximately 30% and 33%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2011, revenues derived from transition charges to REPs that are currently subsidiaries of NRG Retail accounted for approximately 27% and 29%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2010, revenues derived from transition charges to REPs that are currently subsidiaries of TXU Energy accounted for approximately 10% and 11%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2011, revenues derived from transition charges to REPs that are currently subsidiaries of TXU Energy accounted for approximately 9% and 10%, respectively, of total transition charge revenues.  Subsidiaries of NRG Retail had letters of credit aggregating $9.1 million and $7.1 million on deposit with the trustee at December 31, 2010 and June 30, 2011, respectively.  Subsidiaries of TXU Energy had letters of credit aggregating $3.0 million and $2.5 million on deposit with the trustee at December 31, 2010 and June 30, 2011, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended June 30, 2011, revenue from transition charges was $27.6 million and investment income was less than $0.1 million. Amortization of transition property was $23.3 million. Interest expense was $3.7 million related to interest on the transition bonds and amortization expense was $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.5 million for the three months ended June 30, 2011.

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

For the six months ended June 30, 2011, revenue from transition charges was $49.4 million and investment income was less than $0.1 million. Amortization of transition property was $40.6 million. Interest expense was $7.8 million related to interest on the transition bonds and amortization expense was $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.8 million for the six months ended June 30, 2011.

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

Item 4.          CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3
10.1	Semiannual Servicer’s Certificate dated as of March 11, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2011 payment date.	Annual Report on Form 10-K for the year ended December 31, 2010	333-91093	10.6
+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 11, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3
10.1	Semiannual Servicer’s Certificate dated as of March 11, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2011 payment date.	Annual Report on Form 10-K for the year ended December 31, 2010	333-91093	10.6
+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.