Form 10-Q
period 2011-09-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2011-11-09
CIK 1098911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

As of October 14, 2011, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
weather variations and other natural phenomena,  including, among others, hurricanes, tropical storms, ice or snow storms, floods and other weather-related events and natural disasters, affecting retail electric customer energy usage in CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) service territory;

•	the operating performance of CenterPoint Houston’s facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

•
state and federal legislative and regulatory actions or developments affecting various aspects of CenterPoint Houston’s business, including, among others, energy deregulation or re-regulation, health care reform, financial reform and tax legislation;

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers (REPs);

•
the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.;

•	the direct or indirect effects of cyber attacks, data security breaches or other attempts to disrupt the business of CenterPoint Houston or REPs operating in CenterPoint Houston’s service territory;

•	the servicer’s ability to perform its billing, collection and other functions;

•	national or regional economic conditions affecting retail electric customer energy usage in CenterPoint Houston’s service territory;

•	acts of war or terrorism or other catastrophic events affecting retail electric customer usage in CenterPoint Houston’s service territory; and

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

PART I. FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		(in thousands)
Revenues:
Transition charge revenue	$35,305	$32,739	$89,649	$82,181
Investment income	2	4	9	8
Total operating revenues	35,307	$32,743	89,658	$82,189

Expenses:
Interest expense	4,778	3,597	14,918	11,428
Amortization of transition property	29,651	28,502	72,452	69,102
Amortization of transition bond discount and issuance costs	120	90	373	286
Administrative and general expenses	758	554	1,915	1,373
Total operating expenses	35,307	32,743	89,658	82,189

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2010	September 30, 2011
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$44,031	$16,471
Restricted funds	9,600	9,100
Transition charge receivable	11,115	15,528
Current Assets	64,746	41,099

Intangible transition property	245,094	175,992
Unamortized debt issuance costs	639	365
Total Assets	$310,479	$217,456

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$87,996	$99,229
Accrued interest	4,904	520
Customer deposits	5,855	5,355
Fees payable to servicer	189	34
Current Liabilities	98,944	105,138

Long-term debt:
Transition bonds	207,790	108,573
Total Liabilities	306,734	213,711

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$310,479	$217,456

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	72,452	69,102
Amortization of transition bond discount and issuance costs	373	286
Changes in other assets and liabilities:
Transition charge receivable	(6,280)	(4,413)
Accrued interest	(5,498)	(4,384)
Customer deposits	582	(500)
Fees payable to servicer	(143)	(155)
Net cash provided by operating activities	61,486	59,936

Cash Flows from Investing Activities:
Restricted funds	(581)	500
Net cash provided by (used in) investing activities	(581)	500

Cash Flows from Financing Activities:
Payments of long-term debt	(80,507)	(87,996)
Net cash used in financing activities	(80,507)	(87,996)

Net Increase in Cash and Cash Equivalents	(19,602)	(27,560)

Cash and Cash Equivalents, Beginning of Period	33,834	44,031

Cash and Cash Equivalents, End of Period	$14,232	$16,471

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$20,416	$15,812

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2011 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $37.0 million and $6.2 million at December 31, 2010 and September 30, 2011, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $4.2 million and $7.1 million at December 31, 2010 and September 30, 2011, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.8 million at December 31, 2010 with a scheduled level of $2.8 million.  The Overcollateralization Subaccount had a balance of $3.1 million at September 30, 2011 with a scheduled level of $3.1 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. As of both December 31, 2010 and September 30, 2011, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2010 and September 30, 2011, cash deposits provided by retail electric providers (REPs) totaled $5.9 million and $5.4 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)	Fair Value Measurement

Assets and liabilities that are recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and September 30, 2011, the Company held Level 1 investments of $7.8 million and $8.5 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at either December 31, 2010 or September 30, 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at either December 31, 2010 or September 30, 2011.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2011, there were no transfers between levels.

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$296	$317	$208	$221

(5)	Long-Term Debt

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

The outstanding transition bonds, which have an aggregate principal amount of $207.8 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at September 30, 2011 as follows (in millions):

Amount
Long-term debt	$108.6
Current portion of long-term debt (based on scheduled payments)	99.2
Outstanding transition bonds	$207.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2011 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
September 15, 2008	—	—	—	—	43,249	43,249	—	—
March 15, 2009	—	—	—	—	24,826	24,826	—	—
September 15, 2009	—	—	—	—	38,615	38,615	9,576	9,576
March 15, 2010	—	—	—	—	—	—	27,372	27,372
September 15, 2010	—	—	—	—	—	—	53,135	53,135
March 15, 2011	—	—	—	—	—	—	29,918	29,918
September 15, 2011	—	—	—	—	—	—	58,077	58,077

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during both of the three months ended September 30, 2010 and 2011. The Company recorded administrative and servicing fees of $0.4 million during each of the nine months ended September 30, 2010 and 2011.

Major Customers. A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During the three and nine months ended September 30, 2010, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 37% and 35%, respectively, of total transition charge revenues. During the three and nine months ended September 30, 2011, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 33% and 31%, respectively, of total transition charge revenues. During the three and nine months ended September 30, 2010, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 13% and 12%, respectively, of total transition charge revenues. During the three and nine months ended September 30, 2011, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 11% and 10%, respectively, of total transition charge revenues.  Affiliates of NRG had letters of credit aggregating $9.1 million and $7.1 million on deposit with the trustee at December 31, 2010 and September 30, 2011, respectively.  Affiliates of Energy Future Holdings had letters of credit aggregating $3.0 million and $2.5 million on deposit with the trustee at December 31, 2010 and September 30, 2011, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended September 30, 2011, revenue from transition charges was $32.7 million and investment income was less than $0.1 million. Amortization of transition property was $28.5 million. Interest expense was $3.6 million related to interest on the transition bonds and amortization expense was $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.6 million for the three months ended September 30, 2011.

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

For the nine months ended September 30, 2011, revenue from transition charges was $82.2 million and investment income was less than $0.1 million. Amortization of transition property was $69.1 million. Interest expense was $11.4 million related to interest on the transition bonds and amortization expense was $0.3 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.4 million for the nine months ended September 30, 2011.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2011 and became effective November 1, 2011.  The adjusted transition charges are designed to collect $111.1 million during the twelve-month period ending October 31, 2012. Such adjusted transition charges consider the impact of an estimated over-collection of $10.5 million for the twelve-month period ended October 31, 2011.

In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
+10.1
Semiannual Servicer’s Certificate dated as of September 13, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2011 payment date.

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

Date:  November 9, 2011

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
+10.1
Semiannual Servicer’s Certificate dated as of September 13, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2011 payment date.

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