Form 10-K
period 2011-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2012-03-27
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-91093
______________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2011:  None

CenterPoint Energy Transition Bond Company, LLC

i

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

•
weather variations and other natural phenomena, including, among others, hurricanes, tropical storms, ice or snow storms, floods and other weather-related events and natural disasters, affecting retail electric customer energy usage in CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston) service territory;

•	damage to and the general operating performance of CenterPoint Houston's facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

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

•
the direct or indirect effects of cyber attacks, data security breaches or other attempts to disrupt the business of CenterPoint Houston or retail electric providers operating in CenterPoint Houston's service territory;

•	the servicer's ability to perform its billing, collection and other functions;

•	national or regional economic conditions affecting retail electric customer energy usage in CenterPoint Houston's service territory; and

•	acts of war or terrorism or other catastrophic events affecting retail electric customer energy usage in CenterPoint Houston's service territory.

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

We purchased the transition property described below and issued $748.9 million of Series 2001-1 transition bonds (transition bonds) on October 24, 2001, with expected principal repayments ranging from eleven months to twelve years and final maturities of the four classes of transition bonds ranging from six years to fourteen years.  The specific interest rate and maturity of each outstanding class of transition bonds is disclosed in Note 4 of the notes to financial statements included in Item 8 of this Form 10-K. The transition bonds were issued pursuant to an indenture between us and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2011 and became effective November 1, 2011.  The adjusted transition charges are designed to collect $111.1 million during the twelve-month period ending October 31, 2012. Such adjusted transition charges reflect the impact of an estimated over-collection of $10.5 million for the twelve-month period ended October 31, 2011.

Item 1A.  Risk Factors

Material payment delays or a loss on investments in the transition bonds may occur because the source of funds for payment is limited.

The only source of funds for payment of transition bonds is our assets, which consist of the transition property securing the transition bonds, including:

•	the rights under the financing order, including the right to impose, collect and receive related transition charges and the right to the statutory true-up mechanism;

•	the funds on deposit in the accounts held by the trustee;

•	our rights under various contracts; and

•	any credit enhancement.

The transition bonds are not a charge on the full faith and credit or taxing power of the State of Texas or any governmental agency or instrumentality, nor are the transition bonds insured or guaranteed by CenterPoint Houston, including in its capacity as the servicer, or by its ultimate parent, CenterPoint Energy, Inc., any of its affiliates (other than us), the trustee or by any other person or entity. Thus, holders of transition bonds (bondholders) must rely for payment of the transition bonds solely upon the 1999 utility restructuring amendments to the Public Utility Regulatory Act (Restructuring Act), legal rights to enforcement of the

Restructuring Act, the financing order and collections of the transition charges, funds on deposit in the related accounts held by the trustee and the credit enhancement described under “Business—Transition Property” in Item 1. Our organizational documents restrict our right to acquire other assets unrelated to the transactions described under “Business—General” in Item 1.

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

The transition property is the creation of the Restructuring Act and the financing order. There is uncertainty associated with investing in bonds payable from an asset that depends for its existence on legislation because there is limited judicial or regulatory experience implementing and interpreting the legislation. Because the transition property is a creation of the Restructuring Act, any judicial determination affecting the validity of or interpreting the Restructuring Act, the transition property or our ability to make payments on the transition bonds might have an adverse effect on the transition bonds. A federal or state court could be asked in the future to determine whether the relevant provisions of the Public Utility Regulatory Act are unlawful or invalid. In June 2001, the Supreme Court of the State of Texas upheld the constitutionality of certain securitization provisions of the Restructuring Act. Notwithstanding that decision, a federal or state court could be asked in the future to determine whether the relevant provisions of the Public Utility Regulatory Act are unlawful or invalid. If the Restructuring Act is invalidated, the financing order authorizing us to issue the transition bonds might also be invalidated.

Other states have passed laws permitting the securitization of electric utility costs similar to the Restructuring Act, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future challenges might be made. An unfavorable decision regarding another state’s law would not automatically invalidate the Restructuring Act or the financing order, but it might provoke a challenge to the Restructuring Act, establish a legal precedent for a successful challenge to the Restructuring Act or heighten concern regarding the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of the transition bonds.

The federal government might preempt the Restructuring Act without full compensation.

Congress could pass a law or adopt a rule or regulation negating the existence of or reducing the value of the transition property.

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

Servicing Risks

Inaccurate consumption forecasting might result in transition charges that result in inadequate collections to make scheduled payments on the transition bonds.

The transition charges are generally assessed based on forecasted customer usage (i.e., kilowatt hours of electricity consumed by customers). The amount and the timeliness of transition charge collections depend in part on actual electricity usage and the amount of collections and write-offs for each customer class. If the servicer inaccurately forecasts electricity consumption when setting or adjusting the transition charges, there could be a shortfall or material delay in transition charge collections, which might result in missed or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

Inaccurate forecasting of electricity consumption by the servicer might result from, among other things, the general economic environment in the service territory being worse than expected, causing retail electric customers to migrate from CenterPoint Houston’s service territory or reduce their electricity consumption; the impact of weather conditions resulting in less electricity consumption than forecast; the levels of business activity; customers consuming less electricity than anticipated because of increased energy prices, unanticipated increases in conservation efforts or unanticipated increases in electric usage efficiency; the occurrence of a natural or other disaster, such as a hurricane, or an act of terrorism, cyber attack or other catastrophic event; unanticipated changes in the market structure of the electric industry; or customers switching to alternative sources of energy, including self-generation of electric power.

We depend on CenterPoint Houston or its successor or assignee, acting as servicer of the transition property.

CenterPoint Houston, as servicer, is responsible for, among other things, calculating, billing and collecting the transition charges from REPs, submitting requests to the Texas Utility Commission to adjust these charges, monitoring the collateral for the transition bonds and taking certain actions in the event of non-payment by a REP. The trustee’s receipt of collections in respect of the transition charges, which are used to make payments on the transition bonds, depends in part on the skill and diligence of the servicer in performing these functions. Difficulties or failures in the servicer's handling of the collateral could result in a shortfall in funds to pay debt service on the transition bonds. The systems the State of Texas and the servicer have in place for transition charge billings and collections might, in particular circumstances, cause the servicer to experience difficulty in performing these functions in a timely and completely accurate manner. CenterPoint Houston experienced some difficulties in 2002 in implementing and maintaining the systems and procedures required to perform the duties required of it by the servicing agreement.  If the servicer fails to make collections for any reason, then the servicer’s payments to the trustee in respect of the transition charges might be delayed or reduced. In that event, our payments on the transition bonds might be delayed or reduced.

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

As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2011, CenterPoint Houston did business with 86 REPs.  Affiliates of NRG Energy, Inc. accounted for approximately 39% of CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2011.  Additionally, affiliates of Energy Future Holdings Corp. accounted for approximately 11% of CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2011.

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

REPs may issue a single bill to individual retail customers that includes all charges related to the purchase of electricity, without separately itemizing the transition charge component of the bill. A REP’s use of a consolidated bill might increase the risk that customers who have claims against the REP will attempt to offset those claims against transition charges or increase the risk that, in the event of a bankruptcy of a REP, a bankruptcy court would find that the REP has an interest in the transition property and would make it more difficult to terminate the services of a bankrupt REP or collect transition charges from its customers.

Competitive metering services might result in unexpected problems in receiving accurate metering data.

Commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2011, one retail customer had a competitively owned data recorder meter but CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

The Advanced Metering System (AMS) being deployed throughout CenterPoint Houston’s service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.

CenterPoint Houston is deploying an AMS throughout its service territory with completion of deployment of advanced meters expected to occur in 2012. The deployment consists, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system being installed for that purpose.  The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service.  Unanticipated difficulties could be encountered during the installation and operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, insufficient staff or training to implement the AMS, changes in technology, cybersecurity issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of transition charges.

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

Transition charges may not be collected on electricity delivered after the fifteenth anniversary of the issuance of the transition bonds. If the collections from transition charges for electricity delivered through the fifteenth anniversary of the transition bonds, or from any credit enhancement funds, are not sufficient to repay the transition bonds in full, no other funds will be available to pay the unpaid balance due on the transition bonds.

Foreclosure of the trustee’s lien on the transition property securing the transition bonds might not be practical, and acceleration of the transition bonds before maturity might have little practical effect.

Under the Restructuring Act and the indenture, the trustee or the bondholders have the right to foreclose or otherwise enforce the lien on the transition property securing the transition bonds. However, in the event of foreclosure, there is likely to be a limited market, if any, for the transition property. Therefore, foreclosure might not be a realistic or practical remedy. Moreover, although principal of the transition bonds will be due and payable upon acceleration of the transition bonds before maturity, the transition charges likely would not be accelerated. The true-up mechanism may be used to adjust transition charges to meet scheduled principal payments but not accelerated maturity. As a result, the nature of our business will result in principal of the transition bonds being paid as funds become available.

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

•
upon the transfer to us, the rights became transition property, and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred; and

•
a transfer of the transition property from the seller, or its assignee, to us that expressly states the transfer is a sale or other absolute transfer is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

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

Upon an event of default for the transition bonds under the indenture, the Restructuring Act permits the trustee to enforce the security interest in the transition property in accordance with the terms of the indenture. In this capacity, the trustee is permitted to request the Texas Utility Commission or a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Texas Utility Commission or the Travis County, Texas district court would issue this order after a CenterPoint Houston bankruptcy in light of the automatic stay provisions of Section 362 of the United States Bankruptcy Code. In that event, the trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.

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

If a REP does not have the credit rating required by the financing order, it may nevertheless qualify to act as a REP if, among other alternatives, it provides a cash deposit equal to two months’ maximum expected transition charge collections. That cash deposit will be held by the trustee under the indenture. However, it is unclear whether the Restructuring Act creates a lien on the cash deposit in favor of the trustee. If the REP becomes bankrupt, the trustee would be stayed from applying that cash deposit to cover amounts owed by the REP, and the trustee might be required to return that cash deposit to the REP’s bankruptcy estate if the bankruptcy court determines there is no valid right of set-off or recoupment. In that case, the issuer might only have an unsecured claim for any amounts owed by the REP in the REP’s bankruptcy proceedings. Three REPs with which CenterPoint Houston has done business have filed for bankruptcy. CenterPoint Houston, as servicer of the transition bonds, was able to recover the full amount or a substantial majority of the transition charges from cash deposits or a combination of cash deposits and payments from these REPs, but there is no assurance that CenterPoint Houston will be able to recover such amounts from any bankrupt REPs in the future.

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

Other Risks Associated with an Investment in the Transition Bonds

We may incur expenses in excess of the cap on such expenses provided in the financing order.

Under the financing order, transition charges may not be imposed for certain of our ongoing expenses to the extent they exceed the cap provided in the financing order. In addition, our other assets, substantially all of which are pledged to the trustee under the indenture, may not be used by the trustee to pay such excess amounts. We cannot be sure that we will not incur expenses in excess of the cap and, if this were to occur, we would not have funds to make payment for any excess amount. Creditors of ours which are owed these amounts and not paid may obtain judgment liens against our assets or seek to place us in bankruptcy.

CenterPoint Houston’s indemnification obligations under the transition property sale and servicing agreements are limited and might not be sufficient to protect the value of the transition bonds.

CenterPoint Houston is obligated under the transition property sale agreement to indemnify us and the trustee, for itself and on behalf of the bondholders, only in specified circumstances and will not be obligated to repurchase or replace the transition property in the event of a breach of any of its representations, warranties or covenants regarding the transition property. Similarly, CenterPoint Houston is obligated under the transition property servicing agreement to indemnify us, the trustee, for itself and on behalf of the bondholders, and the Texas Utility Commission only in specified circumstances.

Neither the trustee nor the bondholders have the right to accelerate payments on the transition bonds as a result of a breach under the transition property sale agreement or the transition property servicing agreement, absent an event of default under the indenture. Furthermore, CenterPoint Houston might not have sufficient funds available to satisfy its indemnification obligations under these agreements, and the amount of any indemnification paid by CenterPoint Houston might not be sufficient for bondholders to recover all of their investment in the transition bonds. In addition, if CenterPoint Houston becomes obligated to indemnify bondholders, the ratings on the transition bonds may be downgraded as a result of the circumstances causing the breach and the fact that bondholders will be unsecured creditors of CenterPoint Houston with respect to any of these indemnification amounts.

CenterPoint Houston’s ratings might affect the market value of the transition bonds. The credit ratings of the transition bonds are no indication of the expected rate of payment of principal on the transition bonds.

A downgrading of the credit ratings on the debt of CenterPoint Houston might have an adverse effect on the market value of the transition bonds. Credit ratings may change at any time. A rating agency has the authority to revise or withdraw its rating based solely upon its own judgment.

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

Broader use of distributed generation by retail electric customers may result from customers’ changing perceptions of the merits of utilizing existing generation technology, tax or other economic incentives or from technological developments resulting in smaller-scale, more fuel efficient, more environmentally friendly and/or more cost effective distributed generation. Moreover, an increase in distributed generation may result if extreme weather conditions result in shortages of grid-supplied energy or if other factors cause grid-supplied energy to be less reliable. Electric customers within CenterPoint Houston’s service territory whose load is served by an on-site power production facility with a rated capacity of 10 megawatts or less are not required to pay transition charges under the Restructuring Act except for transition charges associated with services actually provided by CenterPoint Houston. Therefore, more widespread use of distributed generation might allow greater numbers of retail customers to reduce or eliminate their payment of transition charges causing transition charges to remaining customers to increase.

Bondholders might receive principal payments on the transition bonds later than expected.

The amount and the timeliness of collection of the transition charges, together with the transition charge adjustments, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If the servicer collects the transition charges at a slower rate than the rate estimated when the schedule for the repayments of transition bond principal was established and true-up adjustments to the transition charges are not timely and accurate, bondholders might experience a delay in payments of principal and interest and a decrease in the value of the transition bonds.

If the investment of collected transition charges and other funds held by the trustee in the collection account results in investment losses or the investments become illiquid, bondholders may receive payment of principal and interest on the transition bonds later than they expect.

Funds held by the trustee in the Collection Account and cash collateral provided by REPs will be invested in eligible investments. Eligible investments include money market funds having a rating from Moody’s and Standard & Poor’s Rating Services of “Aaa” and “AAA”, respectively. Although investments in these money market funds have traditionally been viewed as highly liquid with a low probability of principal loss, illiquidity and principal losses have been experienced by investors in certain of these funds as a result of disruptions in the financial markets in recent years. If investment losses or illiquidity is experienced, bondholders might experience a delay in payments of principal and interest and a decrease in the value of their investment in the transition bonds.

Other subsidiaries or affiliates of CenterPoint Houston may issue bonds similar to the transition bonds in the future without the prior review or approval of existing transition bondholders.

CenterPoint Houston has sold property created pursuant to other financing orders to other subsidiaries of CenterPoint Houston in connection with the issuance of transition bonds and system restoration bonds. CenterPoint Houston may sell property created pursuant to a financing order it may obtain in the future, to other subsidiaries or affiliates of CenterPoint Houston in connection with the issuance of other transition bonds or system restoration or similar bonds in the future without prior review or approval of existing bondholders. In the event a REP does not pay in full all amounts owed under any bill, including transition charges for the transition bonds and other similar bonds, the amount remitted shall first be allocated ratably among the transition charges and system restoration charges relating to all such bonds and other fees and charges (including delivery charges and nuclear decommissioning charges) other than late fees, and second, any remaining portion of the remittance shall be attributed to late fees. There can be no assurance that the issuance of additional bonds similar to the transition bonds would not cause reductions or delays in payments on the transition bonds.

Regulatory provisions affecting certain investors could adversely affect the liquidity of the transition bonds.

Regulatory or legislative provisions applicable to certain investors may (if and to the extent they apply in relation to an investment in the transition bonds) have the effect of limiting or restricting their ability to hold or acquire the transition bonds, which in turn may adversely affect the ability of investors in the transition bonds who are not subject to those provisions to sell their transition bonds in the secondary market. For example, certain member states of the European Economic Area (EEA) have implemented, or are expected to implement, Article 122a of Directive 2006/48/EC, as amended (that Directive and Directive 2006/49/EC being, collectively, the Capital Requirements Directive) (Article 122a), which may apply to the purchase of transition bonds by certain investors. Among other provisions, Article 122a prohibits investments by an EEA-regulated credit institution in securitizations that fail to comply with certain requirements concerning retention by the originator, sponsor or original lender of the securitized assets of a portion of the securitization's credit risk. Under Article 122a the regulator of such an EEA-regulated credit institution may impose a substantial additional capital charge on that institution if it acquires securities in a securitization and that securitization fails to meet the requirements of Article 122a. None of CenterPoint Houston, us or the servicer have taken, or intend to take, any steps to comply with the requirements of Article 122a, nor to determine if and to what extent Article 122a may apply to the transition bonds. The fact that the transition bonds have not been structured to comply with Article 122a could limit the ability of an EEA-regulated credit institution to purchase transition bonds, which in turn may adversely affect the liquidity of the transition bonds in the secondary market.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have no material physical properties.  Our primary asset is the transition property described above in Item 1 “Business – Transition Property.”

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Restricted Payments.  The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person.  We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture.  As of December 31, 2011, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.

Bondholders.  As of December 31, 2011, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company.  The transition bonds are not listed on any national securities exchange.

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

For the year ended December 31, 2011, revenue from transition charges was $106.8 million and investment income was less than $0.1 million. Amortization of transition property was $90.3 million.  Interest expense of $14.4 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.9 million in 2011.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2011 and became effective November 1, 2011.  The adjusted transition charges are designed to collect $111.1 million during the twelve-month period ending October 31, 2012. Such adjusted transition charges reflect the impact of an estimated over-collection of $10.5 million for the twelve-month period ended October 31, 2011.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2010 and 2011, we had outstanding fixed-rate debt aggregating $295.8 million and $207.8 million in principal amount and having a fair value of $316.5 million and $218.1 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates.  However, the fair value of this debt would increase by approximately $1.0 million if interest rates were to decline by 10% from their levels at December 31, 2011.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the "Company", a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC) as of December 31, 2011 and 2010, and the related statements of income, cash flows, and changes in member's equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 27, 2012

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

March 27, 2012

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER'S EQUITY

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenues:
Transition charge revenue	$98,417	$113,384	$106,825
Investment income	49	14	15
Total operating revenues	98,466	113,398	106,840
Expenses:
Interest expense	23,236	19,082	14,353
Amortization of transition property	72,998	91,431	90,269
Amortization of transition bond discount and issuance costs	604	477	359
Administrative and general expenses	1,628	2,408	1,859
Total operating expenses	98,466	113,398	106,840
Net Income	—	—	—
Member's Equity at Beginning of the Year	3,745	3,745	3,745
Contributed Capital	—	—	—
Member's Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS

	December 31,
	2010	2011
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$44,031	$44,183
Restricted funds	9,600	9,305
Transition charge receivable	11,115	12,126
Current Assets	64,746	65,614

Intangible transition property	245,094	154,825
Unamortized debt issuance costs	639	296
Total Assets	$310,479	$220,735

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$87,996	$99,229
Accrued interest	4,904	3,445
Customer deposits	5,855	5,560
Fees payable to servicer	189	179
Current Liabilities	98,944	108,413

Long-term debt:
Transition bonds	207,790	108,577
Total Liabilities	306,734	216,990

Member's Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member's Equity	3,745	3,745

Total Liabilities and Member's Equity	$310,479	$220,735

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	604	477	359
Amortization of transition property	72,998	91,431	90,269
Changes in other assets and liabilities:
Transition charge receivable	120	124	(1,011)
Accrued interest	(1,123)	(1,334)	(1,459)
Customer deposits	(9,496)	1,921	(295)
Fees payable to servicer	(3)	5	(10)
Net cash provided by operating activities	63,100	92,624	87,853

Cash Flows from Investing Activities:
Restricted funds	9,575	(1,920)	295
Net cash provided by (used in) investing activities	9,575	(1,920)	295

Cash Flows from Financing Activities:
Payments of long-term debt	(73,017)	(80,507)	(87,996)
Net cash used in financing activities	(73,017)	(80,507)	(87,996)

Net Increase (Decrease) in Cash and Cash Equivalents	(342)	10,197	152

Cash and Cash Equivalents, Beginning of Year	34,176	33,834	44,031

Cash and Cash Equivalents, End of Year	$33,834	$44,031	$44,183

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$24,359	$20,416	$15,812

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

CenterPoint Energy Transition Bond Company, LLC (the Company) is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.). The Company has no commercial operations and was formed for the sole purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in the Texas Gulf Coast area that includes the city of Houston.

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

Cash and Cash Equivalents/Restricted Funds.  For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $37.0 million and $33.9 million at December 31, 2010 and 2011, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $4.2 million and $7.1 million at December 31, 2010 and 2011, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $2.8 million at December 31, 2010 with a scheduled level of $2.8 million. The Overcollateralization Subaccount had a balance of $3.1 million at December 31, 2011 with a scheduled level of $3.1 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2010 and 2011, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2010 and 2011, cash deposits provided by retail electric providers (REPs) totaled $5.9 million and $5.6 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2011 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337	10,327
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680	9,683
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778	7,695

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and 2011, the Company held Level 1 investments of $7.8 million and $8.7 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at both December 31, 2010 and 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at both December 31, 2010 and 2011.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the year ended December 31, 2011, there were no transfers between levels.

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$296	$317	$208	$218

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

The outstanding transition bonds, which have an aggregate principal amount of $207.8 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at December 31, 2011 as follows (in millions):

Amount
Long-term debt	$108.6
Current portion of long-term debt (based on scheduled payments)	99.2
Outstanding transition bonds	$207.8

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2011 (in thousands):

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

Scheduled principal payments through 2014 for the transition bonds outstanding at December 31, 2011 are as follows: 2012 – $99.2 million and 2013 – $108.6 million.

(5)       Related Party Transactions and Major Customers

Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2009, 2010 and 2011.

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

A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During 2009, 2010 and 2011, revenues derived from transition charges to REPs that are affiliates of NRG accounted for approximately 39%, 35% and 31%, respectively, of total transition charge revenues.  During 2009, 2010 and 2011, revenues derived from transition charges to REPs that are affiliates of Energy Future Holdings accounted for approximately 12%, 12% and 10%, respectively, of total transition charge revenues. Affiliates of NRG had letters of credit aggregating $9.1 million and $7.3 million on deposit with the trustee at December 31, 2010 and 2011, respectively. Affiliates of Energy Future Holdings had letters of credit aggregating $3.0 million and $2.4 million on deposit with the trustee at December 31, 2010 and 2011, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Omitted pursuant to Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

	Year Ended December 31,
	2010	2011
Audit fees	$36,622	$35,487
Audit-related fees(1)	77,000	77,000
Total audit and audit-related fees	113,622	112,487
Tax fees	—	—
All other fees	—	—
Total fees	$113,622	$112,487
____________

(1)	Agreed upon procedures related to the indenture.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements

2.Financial Statement Schedules.

None.

3.	Exhibits.

See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 27th day of March, 2012.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By: /s/ Marc Kilbride
Marc Kilbride
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

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
For Fiscal Year Ended December 31, 2011

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4
4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5
4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6
10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1
10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2
10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3
10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4
10.5	Semiannual Servicer’s Certificate, dated as of September 13, 2011, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 15, 2011 payment date	Form 10-Q for the quarterly period ended September 30, 2011	333-91093	10.1
+10.6
Semiannual Servicer’s Certificate, dated as of March 13, 2012, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2012 payment  date

+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+31.3	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride
+31.4	Servicer Annual Statement of Compliance
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
99.1	Financing Order	Amendment No. 3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 7, 2001	333-91093	99.1
99.2	Internal Revenue Service Private Letter Ruling relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.3
+99.4	Annual Independent Accountant’s Attestation with Management’s Assertion Attached (Servicer)
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document