Form 10-Q
period 2012-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2012-08-13
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of July 16, 2012, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Revenues:
Transition charge revenue	$27,554	$31,130	$49,442	$55,625
Investment income	1	14	4	27
Total operating revenues	27,555	31,144	49,446	55,652
Expenses:
Interest expense	3,742	2,450	7,831	5,291
Amortization of transition property	23,259	27,920	40,600	48,236
Amortization of transition bond discount and issuance costs	94	61	196	132
Administrative and general expenses	460	713	819	1,993
Total operating expenses	27,555	31,144	49,446	55,652
Net Income	—	—	—	—
Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745
Contributed Capital	—	—	—	—
Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2011	June 30, 2012
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$44,183	$54,008
Restricted funds	9,305	8,907
Transition charge receivable	12,126	16,397
Current Assets	65,614	79,312

Intangible transition property	154,825	106,589
Unamortized debt issuance costs	296	170
Total Assets	$220,735	$186,071

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$99,229	$102,801
Accrued interest	3,445	2,886
Customer deposits	5,560	5,162
Fees payable to servicer	179	204
Current Liabilities	108,413	111,053

Long-term debt:
Transition bonds	108,577	71,273
Total Liabilities	216,990	182,326

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$220,735	$186,071

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	196	132
Amortization of transition property	40,600	48,236
Changes in other assets and liabilities:
Transition charge receivable	(3,429)	(4,271)
Accrued interest	(496)	(559)
Customer deposits	(461)	(398)
Fees payable to servicer	30	25
Net cash provided by operating activities	36,440	43,165

Cash Flows from Investing Activities:
Restricted funds	461	398
Net cash provided by investing activities	461	398

Cash Flows from Financing Activities:
Payments of long-term debt	(29,918)	(33,738)
Net cash used in financing activities	(29,918)	(33,738)

Net Increase in Cash and Cash Equivalents	6,983	9,825

Cash and Cash Equivalents, Beginning of Period	44,031	44,183

Cash and Cash Equivalents, End of Period	$51,014	$54,008

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$8,327	$5,850

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

(2)       Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2012 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024	$7,854
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195	8,692
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460	8,065
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019	6,926
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812	9,100
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991	9,023
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036	—
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076	—
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235	—
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337	10,327	—
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680	9,683	—
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778	7,695	—

(3)     Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $33.9 million and $29.9 million at December 31, 2011 and June 30, 2012, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $7.1 million and $20.8 million at December 31, 2011 and June 30, 2012, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $3.1 million at December 31, 2011 with a scheduled level of $3.1 million. The Overcollateralization Subaccount had a balance of $3.3 million at June 30, 2012 with a scheduled level of $3.3 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2011 and June 30, 2012, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

At December 31, 2011 and June 30, 2012, cash deposits provided by retail electric providers (REPs) totaled $5.6 million and $5.2 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)       Fair Value Measurement

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and June 30, 2012, the Company held Level 1 investments of $8.7 million and $8.5 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at either December 31, 2011 and June 30, 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at either December 31, 2011 and June 30, 2012.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the three months ended June 30, 2012, there were no transfers between levels.

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

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$208	$218	$174	$180

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

The outstanding transition bonds, which have an aggregate principal amount of $174.1 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet at June 30, 2012 as follows (in millions):

Amount
Long-term debt	$71.3
Current portion of long-term debt (based on scheduled payments)	102.8
Outstanding transition bonds	$174.1

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2012 (in thousands):

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

(6)       Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2011 and 2012, respectively.

Major Customers. A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During the three and six months ended June 30, 2011, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 27% and 29%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2012, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 30% and 31%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2011, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 9% and 10%, respectively, of total transition charge revenues. During the three and six months ended June 30, 2012, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 8% and 9%, respectively, of total transition charge revenues. Affiliates of NRG had letters of credit aggregating $7.3 million and $8.3 million on deposit with the trustee at December 31, 2011 and June 30, 2012, respectively. Affiliates of Energy Future Holdings had letters of credit aggregating $2.4 million and $2.7 million on deposit with the trustee at December 31, 2011 and June 30, 2012, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended June 30, 2012, revenue from transition charges was $31.1 million and investment income was less than $0.1 million. Amortization of transition property was $27.9 million. Interest expense was $2.4 million related to interest on the transition bonds and amortization expense was less than $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.7 million for the three months ended June 30, 2012.

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

For the six months ended June 30, 2012, revenue from transition charges was $55.6 million and investment income was less than $0.1 million. Amortization of transition property was $48.2 million. Interest expense was $5.3 million related to interest on the transition bonds and amortization expense was less than $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.0 million for the six months ended June 30, 2012, which included $0.7 million related to the annual bad debt true-up.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 30, 2011 and became effective November 1, 2011.  The adjusted transition charges are designed to collect $111.1 million during the twelve-month period ending October 31, 2012. Such adjusted transition charges reflect the impact of an estimated over-

collection of $10.5 million for the twelve-month period ended October 31, 2011.

In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 13, 2012

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