Form 10-K
period 2012-12-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2013-03-28
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2012:  None

CenterPoint Energy Transition Bond Company, LLC

i

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

As required by the Restructuring Act, retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2012, CenterPoint Houston did business with 75 REPs.  Affiliates of NRG Energy, Inc. accounted for approximately 42% of CenterPoint Houston’s billed receivables balance from REPs as of December 31, 2012.

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

Commercial and industrial retail customers that are required by the Electric Reliability Council of Texas to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a REP, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2012, one retail customer had a competitively owned data recorder meter but CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and REPs regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

The Advanced Metering System (AMS) deployed throughout CenterPoint Houston’s service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.

CenterPoint Houston has deployed an AMS throughout its service territory. The deployment consisted, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to CenterPoint Houston over a bi-directional communications system installed for that purpose.  The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings associated with a customer’s change in REPs or the connection or disconnection of electric service.  Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cybersecurity issues and factors outside the control of CenterPoint Houston, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of transition charges.

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

Restricted Payments.  The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person.  We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture.  As of December 31, 2012, we had not made any distributions to our sole member other than interest earned on the capital subaccount paid in accordance with the transition bond indenture.

Bondholders.  As of December 31, 2012, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company.  The transition bonds are not listed on any national securities exchange.

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

For the year ended December 31, 2012, revenue from transition charges was $116.5 million and investment income was less than $0.1 million. Amortization of transition property was $103.7 million.  Interest expense of $9.1 million related to interest on the transition bonds and amortization expense of $0.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $3.5 million in 2012, which included $0.7 million related to the annual bad debt true-up recorded in the first quarter of 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011 and 2012, we had outstanding fixed-rate debt aggregating $207.8 million and $108.6 million in principal amount and having a fair value of $218.1 million and $111.6 million, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates.  However, the fair value of this debt would increase by approximately $0.1 million if interest rates were to decline by 10% from their levels at December 31, 2012.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company, LLC (the "Company", a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC) as of December 31, 2012 and 2011, and the related statements of income and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company, LLC at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2013

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

March 28, 2013

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER'S EQUITY

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Revenues:
Transition charge revenue	$113,384	$106,825	$116,474
Investment income	14	15	57
Total operating revenues	113,398	106,840	116,531
Expenses:
Interest expense	19,082	14,353	9,106
Amortization of transition property	91,431	90,269	103,655
Amortization of transition bond discount and issuance costs	477	359	228
Administrative and general expenses	2,408	1,859	3,542
Total operating expenses	113,398	106,840	116,531
Net Income	—	—	—
Member's Equity at Beginning of the Year	3,745	3,745	3,745
Contributed Capital	—	—	—
Member's Equity at the End of the Year	$3,745	$3,745	$3,745

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS

	December 31,
	2011	2012
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$44,183	$46,979
Restricted funds	9,305	8,927
Transition charge receivable	12,126	12,323
Current Assets	65,614	68,229

Intangible transition property	154,825	51,170
Unamortized debt issuance costs	296	78
Total Assets	$220,735	$119,477

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Current portion of long-term debt	$99,229	$108,587
Accrued interest	3,445	1,800
Customer deposits	5,560	5,181
Fees payable to servicer	179	164
Current Liabilities	108,413	115,732

Long-term debt:
Transition bonds	108,577	—
Total Liabilities	216,990	115,732

Member's Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member's Equity	3,745	3,745

Total Liabilities and Member's Equity	$220,735	$119,477

See Notes to Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	477	359	228
Amortization of transition property	91,431	90,269	103,655
Changes in other assets and liabilities:
Transition charge receivable	124	(1,011)	(197)
Accrued interest	(1,334)	(1,459)	(1,645)
Customer deposits	1,921	(295)	(379)
Fees payable to servicer	5	(10)	(15)
Net cash provided by operating activities	92,624	87,853	101,647

Cash Flows from Investing Activities:
Restricted funds	(1,920)	295	378
Net cash provided by (used in) investing activities	(1,920)	295	378

Cash Flows from Financing Activities:
Payments of long-term debt	(80,507)	(87,996)	(99,229)
Net cash used in financing activities	(80,507)	(87,996)	(99,229)

Net Increase in Cash and Cash Equivalents	10,197	152	2,796

Cash and Cash Equivalents, Beginning of Year	33,834	44,031	44,183

Cash and Cash Equivalents, End of Year	$44,031	$44,183	$46,979

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$20,416	$15,812	$10,750

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

Cash and Cash Equivalents/Restricted Funds.  For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $33.9 million and $36.1 million at December 31, 2011 and 2012, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $7.1 million and $7.4 million at December 31, 2011 and 2012, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $3.1 million at December 31, 2011 with a scheduled level of $3.1 million. The Overcollateralization Subaccount had a balance of $3.4 million at December 31, 2012 with a scheduled level of $3.4 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2011 and 2012, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

As of December 31, 2011 and 2012, cash deposits provided by retail electric providers (REPs) totaled $5.6 million and $5.2 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

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

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee during each month from the date of issuance of the transition bonds through December 31, 2012 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024	$7,854
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195	8,692
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460	8,065
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019	6,926
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812	9,100
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991	9,023
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036	10,496
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076	11,456
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235	10,663
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337	10,327	12,402
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680	9,683	10,323
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778	7,695	8,307

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2011 and 2012, the Company held Level 1 investments of $8.7 million and $8.4 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at either December 31, 2011 or 2012.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at either December 31, 2011 or 2012.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the years ended December 31, 2011 and 2012, there were no transfers between levels.

The fair values of cash and cash equivalents are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$208	$218	$109	$112

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

The outstanding transition bonds, which have an aggregate principal amount of $108.6 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet as current portion of long-term debt (based on scheduled payments) at December 31, 2012.

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through December 31, 2012 (in thousands):

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

Scheduled principal payments through 2015 for the transition bonds outstanding at December 31, 2012 are as follows: 2013 – $108.6 million.

(5)       Related Party Transactions and Major Customers

Under a sale agreement between the Company and CenterPoint Houston dated October 24, 2001, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston is the servicer of the transition property. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.5 million in each of the years 2010, 2011 and 2012.

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

A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During 2010, 2011 and 2012, revenues derived from transition charges to REPs that are affiliates of NRG accounted for approximately 35%, 31% and 31%, respectively, of total transition charge revenues.  During 2010, 2011 and 2012, revenues derived from transition charges to REPs that are affiliates of Energy Future Holdings accounted for approximately 12%, 10% and 9%, respectively, of total transition charge revenues. Affiliates of NRG had letters of credit aggregating $7.3 million and $7.7 million on deposit with the trustee at December 31, 2011 and 2012, respectively. Affiliates of Energy Future Holdings had letters of credit aggregating $2.4 million and $2.7 million on deposit with the trustee at December 31, 2011 and 2012, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Omitted pursuant to Instruction I of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

	Year Ended December 31,
	2011	2012
Audit fees	$35,487	$36,050
Audit-related fees(1)	77,000	77,000
Total audit and audit-related fees	112,487	113,050
Tax fees	—	—
All other fees	—	—
Total fees	$112,487	$113,050
____________

(1)	Agreed upon procedures related to the indenture.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements

2.Financial Statement Schedules.

None.

3.	Exhibits.

See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of March, 2013.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By: /s/ Marc Kilbride
Marc Kilbride
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

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
For Fiscal Year Ended December 31, 2012

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
3.2	Amended and Restated Limited Liability Company Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.1	Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.4
4.2	Supplemental Indenture	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.5
4.3	Transition Bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.6
10.1	Sale Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.1
10.2	Servicing Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.2
10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.3
10.4	Intercreditor Agreement	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	10.4
10.5	Semiannual Servicer’s Certificate, dated as of September 13, 2012, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the September 17, 2012 payment date	Form 10-Q for the quarterly period ended September 30, 2012	333-91093	10.1
+10.6
Semiannual Servicer’s Certificate, dated as of March 13, 2013, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2013 payment  date

+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+31.3	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride
+31.4	Servicer Annual Statement of Compliance
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
99.1	Financing Order	Amendment No. 3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 7, 2001	333-91093	99.1
99.2	Internal Revenue Service Private Letter Ruling relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the SEC on August 30, 2001	333-91093	99.3
+99.4	Annual Independent Accountant’s Attestation with Management’s Assertion Attached (Servicer)
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished, not filed.