Form 10-Q
period 2013-03-31
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2013-05-13
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of April 18, 2013, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
other factors we discuss in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and our other Securities and Exchange Commission filings.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Revenues:
Transition charge revenue	$24,495	$23,161
Investment income	13	9
Total operating revenues	24,508	23,170
Expenses:
Interest expense	2,841	1,435
Amortization of transition property	20,316	21,527
Amortization of transition bond discount and issuance costs	71	36
Administrative and general expenses	1,280	172
Total operating expenses	24,508	23,170
Net Income	—	—
Member’s Equity at Beginning of Period	3,745	3,745
Contributed Capital	—	—
Member’s Equity at End of Period	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2013
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,979	$29,424
Restricted funds	8,927	8,674
Transition charge receivable	12,323	12,369
Current Assets	68,229	50,467

Intangible transition property	51,170	29,643
Unamortized debt issuance costs	78	44
Total Assets	$119,477	$80,154

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$108,587	$71,279
Accrued interest	1,800	178
Customer deposits	5,181	4,930
Fees payable to servicer	164	22
Current Liabilities	115,732	76,409

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$119,477	$80,154

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	71	36
Amortization of transition property	20,316	21,527
Changes in other assets and liabilities:
Transition charge receivable	1,273	(46)
Accrued interest	(3,009)	(1,622)
Customer deposits	(217)	(251)
Fees payable to servicer	(149)	(142)
Net cash provided by operating activities	18,285	19,502

Cash Flows from Investing Activities:
Restricted funds	218	253
Net cash provided by investing activities	218	253

Cash Flows from Financing Activities:
Payments of long-term debt	(33,738)	(37,310)
Net cash used in financing activities	(33,738)	(37,310)

Net Decrease in Cash and Cash Equivalents	(15,235)	(17,555)

Cash and Cash Equivalents, Beginning of Period	44,183	46,979

Cash and Cash Equivalents, End of Period	$28,948	$29,424

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$5,850	$3,057

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company, LLC (the Company) are the Company’s interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(2)       Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through March 31, 2013 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024	$7,854	$7,568
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195	8,692	7,924
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460	8,065	7,590
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019	6,926	—
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812	9,100	—
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991	9,023	—
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036	10,496	—
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076	11,456	—
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235	10,663	—
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337	10,327	12,402	—
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680	9,683	10,323	—
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778	7,695	8,307	—

(3)     Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $36.1 million and $3.6 million at December 31, 2012 and March 31, 2013, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $7.4 million and $22.3 million at December 31, 2012 and March 31, 2013, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $3.4 million at December 31, 2012 with a scheduled level of $3.4 million. The Overcollateralization Subaccount had a balance of $3.6 million at March 31, 2013 with a scheduled level of $3.6 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2012 and March 31, 2013, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

At December 31, 2012 and March 31, 2013, cash deposits provided by retail electric providers (REPs) totaled $5.2 million and $4.9 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)       Fair Value Measurement

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2012 and March 31, 2013, the Company held Level 1 investments of $8.4 million and $8.1 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at either December 31, 2012 or March 31, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at either December 31, 2012 or March 31, 2013.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the three months ended March 31, 2013, there were no transfers between levels.

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

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$109	$112	$71	$73

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

The outstanding transition bonds, which have an aggregate principal amount of $71.3 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet as current portion of long-term debt (based on scheduled payments) at March 31, 2013.

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2013 (in thousands):

	Class A-1		Class A-2		Class A-3		Class A-4
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
March 15, 2002	$—	$—	$—	$—	$—	$—	$—	$—
September 15, 2002	13,106	13,106	—	—	—	—	—	—
March 15, 2003	6,366	6,366	—	—	—	—	—	—
September 15, 2003	12,357	12,357	—	—	—	—	—	—
March 15, 2004	14,004	14,004	—	—	—	—	—	—
September 15, 2004	27,185	27,185	—	—	—	—	—	—
March 15, 2005	15,914	15,914	—	—	—	—	—	—
September 15, 2005	26,068	26,068	4,824	4,824	—	—	—	—
March 15, 2006	—	—	18,460	18,460	—	—	—	—
September 15, 2006	—	—	35,835	35,835	—	—	—	—
March 15, 2007	—	—	20,370	20,370	—	—	—	—
September 15, 2007	—	—	38,512	38,512	1,030	1,030	—	—
March 15, 2008	—	—	—	—	22,280	22,280	—	—
September 15, 2008	—	—	—	—	43,249	43,249	—	—
March 15, 2009	—	—	—	—	24,826	24,826	—	—
September 15, 2009	—	—	—	—	38,615	38,615	9,576	9,576
March 15, 2010	—	—	—	—	—	—	27,372	27,372
September 15, 2010	—	—	—	—	—	—	53,135	53,135
March 15, 2011	—	—	—	—	—	—	29,918	29,918
September 15, 2011	—	—	—	—	—	—	58,077	58,077
March 15, 2012	—	—	—	—	—	—	33,738	33,738
September 15, 2012	—	—	—	—	—	—	65,491	65,491
March 15, 2013	—	—	—	—	—	—	37,310	37,310

(6)       Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million during both of the three months ended March 31, 2012 and 2013.

Major Customers. A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During the three months ended March 31, 2012 and 2013, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 31% and 34%, respectively, of total transition charge revenues. During both the three months ended March 31, 2012 and 2013, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 9% of total transition charge revenues. Affiliates of NRG had letters of credit aggregating $7.7 million and $7.3 million on deposit with the trustee at December 31, 2012 and March 31, 2013, respectively. Affiliates of Energy Future Holdings had letters of credit aggregating $2.7 million and $2.1 million on deposit with the trustee at December 31, 2012 and March 31, 2013, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

We are a Delaware limited liability company established in November 1999 for limited purposes. On October 24, 2001 we issued $748.9 million aggregate principal amount of transition bonds and used the net proceeds to purchase the transition property from Reliant Energy, Incorporated, now CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our 2012 Form 10-K, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income. Net income is expected to be zero for each reporting period.

For the three months ended March 31, 2013, revenue from transition charges was $23.2 million and investment income was less than $0.1 million. Amortization of transition property was $21.5 million. Interest expense was $1.4 million related to interest on the transition bonds and amortization expense was less than $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.2 million for the three months ended March 31, 2013.

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

Item 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K.

It might be difficult to collect transition charges from retail electric providers (REPs).
As required by the 1999 utility restructuring amendments to the Public Utility Regulatory Act (Restructuring Act), retail electric customers pay the transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the REPs bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2012, CenterPoint Houston did business with approximately 75 REPs. Affiliates of NRG Energy, Inc. and Energy Future Holdings Corp. (Energy Future Holdings) accounted for approximately 37% and 10%, respectively, of CenterPoint Houston's billed receivables balance from REPs as of March 31, 2013. In April 2013, Energy Future Holdings publicly disclosed that it had recently engaged in discussions with certain of its creditors with respect to the capital structure of Energy Future Holdings and its affiliates, including the possibility of a restructuring transaction, and although it had not reached agreement on the terms of any change in capital structure, it expected to continue to explore available restructuring alternatives.

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

REPs may issue a single bill to individual retail customers that includes all charges related to the purchase of electricity, without separately itemizing the transition charge component of the bill. A REP's use of a consolidated bill might increase the risk that customers who have claims against the REP will attempt to offset those claims against transition charges or increase the risk that, in the event of a bankruptcy of a REP, a bankruptcy court would find that the REP has an interest in the transition property and would make it more difficult to terminate the services of a bankrupt REP or collect transition charges from its customers.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3
10.1	Semiannual Servicer’s Certificate, dated as of March 13, 2013, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2013 payment date.	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	333-91093	10.6
+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC
(Registrant)

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 13, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4.1	Amended and Restated Limited Liability Company Agreement of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.3
4.2	Amended and Restated Certificate of Formation of Reliant Energy Transition Bond Company LLC	Current Report on Form 8-K filed with the SEC on October 23, 2001	333-91093	4.7
4.3	Certificate of Amendment to the Certificate of Formation of Reliant Energy Transition Bond Company LLC	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	333-91093	4.3
10.1	Semiannual Servicer’s Certificate, dated as of March 13, 2013, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the March 15, 2013 payment date.	Annual Report on Form 10-K for the fiscal year ended December 31, 2012	333-91093	10.6
+31.1	Section 302 Certification of Gary L. Whitlock
+31.2	Section 302 Certification of Marc Kilbride
+32.1	Section 906 Certification of Gary L. Whitlock
+32.2	Section 906 Certification of Marc Kilbride
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Furnished, not filed.