Form 10-Q
period 2013-06-30
CENTERPOINT ENERGY TRANSITION BOND CO LLC
filed 2013-08-12
CIK 1098911

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

As of July 18, 2013, all outstanding membership interests in CenterPoint Energy Transition Bond Company, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

•
other factors we discuss in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and our other Securities and Exchange Commission filings.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)
Revenues:
Transition charge revenue	$31,130	$28,611	$55,625	$51,772
Investment income	14	8	27	17
Total operating revenues	31,144	28,619	55,652	51,789
Expenses:
Interest expense	2,450	1,003	5,291	2,438
Amortization of transition property	27,920	27,193	48,236	48,720
Amortization of transition bond discount and issuance costs	61	25	132	61
Administrative and general expenses	713	398	1,993	570
Total operating expenses	31,144	28,619	55,652	51,789
Net Income	—	—	—	—
Member’s Equity at Beginning of Period	3,745	3,745	3,745	3,745
Contributed Capital	—	—	—	—
Member’s Equity at End of Period	$3,745	$3,745	$3,745	$3,745

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

BALANCE SHEETS
(Unaudited)

	December 31, 2012	June 30, 2013
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$46,979	$53,625
Restricted funds	8,927	8,681
Transition charge receivable	12,323	16,573
Current Assets	68,229	78,879

Intangible transition property	51,170	2,450
Unamortized debt issuance costs	78	20
Total Assets	$119,477	$81,349

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$108,587	$71,280
Accrued interest	1,800	1,182
Customer deposits	5,181	4,936
Fees payable to servicer	164	206
Current Liabilities	115,732	77,604

Member’s Equity:
Contributed capital	3,745	3,745
Retained earnings	—	—
Total Member’s Equity	3,745	3,745

Total Liabilities and Member’s Equity	$119,477	$81,349

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	132	61
Amortization of transition property	48,236	48,720
Changes in other assets and liabilities:
Transition charge receivable	(4,271)	(4,250)
Accrued interest	(559)	(618)
Customer deposits	(398)	(245)
Fees payable to servicer	25	42
Net cash provided by operating activities	43,165	43,710

Cash Flows from Investing Activities:
Restricted funds	398	246
Net cash provided by investing activities	398	246

Cash Flows from Financing Activities:
Payments of long-term debt	(33,738)	(37,310)
Net cash used in financing activities	(33,738)	(37,310)

Net Increase in Cash and Cash Equivalents	9,825	6,646

Cash and Cash Equivalents, Beginning of Period	44,183	46,979

Cash and Cash Equivalents, End of Period	$54,008	$53,625

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$5,850	$3,057

See Notes to Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY, LLC

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

(2)       Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2013 (in thousands):

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
January	$—	$4,584	$4,902	$4,652	$6,159	$5,729	$6,665	$7,616	$6,625	$6,837	$7,024	$7,854	$7,568
February	—	3,997	4,693	4,554	7,804	5,082	5,970	7,053	7,229	7,842	7,195	8,692	7,924
March	—	4,297	4,698	5,798	8,136	5,916	7,003	7,141	7,040	9,127	8,460	8,065	7,590
April	—	5,144	4,986	4,808	6,582	5,799	6,349	7,061	6,855	7,945	7,019	6,926	8,246
May	—	3,678	4,236	3,754	7,028	5,176	6,414	7,464	6,434	6,868	6,812	9,100	8,445
June	—	5,805	5,378	6,258	7,952	7,398	7,019	7,128	7,490	8,809	8,991	9,023	7,502
July	—	5,892	6,195	6,039	8,481	7,792	7,572	9,444	9,533	10,827	9,036	10,496	—
August	—	7,091	5,948	6,668	10,429	8,785	9,092	9,314	9,350	11,567	11,076	11,456	—
September	—	7,195	6,359	7,217	10,164	7,942	7,919	9,719	10,647	12,095	11,235	10,663	—
October	2	8,799	6,403	6,137	9,619	7,423	9,391	9,301	9,683	11,337	10,327	12,402	—
November	414	6,119	4,667	7,055	9,788	7,253	7,866	5,857	7,765	9,680	9,683	10,323	—
December	1,937	5,390	5,516	6,528	7,273	6,073	6,801	9,721	8,834	8,778	7,695	8,307	—

(3)     Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash.  The trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges and interest earned from short-term investments. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $36.1 million and $27.8 million at December 31, 2012 and June 30, 2013, respectively.

•
The Reserve Subaccount is maintained for the purpose of holding any transition charges and investment earnings (other than investment earnings on amounts in the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount or the Overcollateralization Subaccount.  The Reserve Subaccount had a balance of $7.4 million and $22.3 million at December 31, 2012 and June 30, 2013, respectively.

•
The Overcollateralization Subaccount has a target funding level of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds), and funding is scheduled to occur ratably over the life of the transition bonds.  The trustee may draw from this subaccount if the General Subaccount and Reserve Subaccount are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses.  The Overcollateralization Subaccount had a balance of $3.4 million at December 31, 2012 with a scheduled level of $3.4 million. The Overcollateralization Subaccount had a balance of $3.6 million at June 30, 2013 with a scheduled level of $3.6 million.

•
The Capital Subaccount received a deposit of approximately $3.7 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General, Reserve and Overcollateralization Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee will draw on amounts in the Capital Subaccount. At both December 31, 2012 and June 30, 2013, the Capital Subaccount had a balance of $3.7 million and is classified as Restricted Funds in the Balance Sheets.

At December 31, 2012 and June 30, 2013, cash deposits provided by retail electric providers (REPs) totaled $5.2 million and $4.9 million, respectively, and are classified as Restricted Funds in the Balance Sheets.

(4)       Fair Value Measurement

Assets and liabilities recorded at fair value in the Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2012 and June 30, 2013, the Company held Level 1 investments of $8.4 million and $8.1 million, respectively, which are primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at either December 31, 2012 or June 30, 2013.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The Company had no Level 3 assets and liabilities at either December 31, 2012 or June 30, 2013.

The Company determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2013, there were no transfers between levels.

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

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Current portion of long-term debt	$109	$112	$71	$72

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

The outstanding transition bonds, which have an aggregate principal amount of $71.3 million, a scheduled final payment date of September 15, 2013, a final maturity date of September 15, 2015 and an interest rate of 5.63%, are reflected on the Balance Sheet as current portion of long-term debt (based on scheduled payments) at June 30, 2013.

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through June 30, 2013 (in thousands):

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

(6)       Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.1 million and $0.2 million during each of the three and six months ended June 30, 2012 and 2013, respectively.

Major Customers. A significant portion of the transition charges are collected by affiliates of NRG Energy, Inc. (NRG) and by affiliates of Energy Future Holdings Corp. (Energy Future Holdings). During the three and six months ended June 30, 2012, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 30% and 31%, respectively, of total transition charge revenues. During both the three and six months ended June 30, 2013, revenues derived from transition charges to REPs that are currently affiliates of NRG accounted for approximately 28% of total transition charge revenues. During the three and six months ended June 30, 2012, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 8% and 9%, respectively, of total transition charge revenues. During both the three and six months ended June 30, 2013, revenues derived from transition charges to REPs that are currently affiliates of Energy Future Holdings accounted for approximately 8% of total transition charge revenues. Affiliates of NRG had letters of credit aggregating $7.7 million and $7.3 million on deposit with the trustee at December 31, 2012 and June 30, 2013, respectively. Affiliates of Energy Future Holdings had letters of credit aggregating $2.7 million and $2.1 million on deposit with the trustee at December 31, 2012 and June 30, 2013, respectively. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended June 30, 2013, revenue from transition charges was $28.6 million and investment income was less than $0.1 million. Amortization of transition property was $27.2 million. Interest expense was $1.0 million related to interest on the transition bonds and amortization expense was less than $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.4 million for the three months ended June 30, 2013.

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

For the six months ended June 30, 2013, revenue from transition charges was $51.8 million and investment income was less than $0.1 million. Amortization of transition property was $48.7 million. Interest expense was $2.4 million related to interest on the transition bonds and amortization expense was less than $0.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.6 million for the six months ended June 30, 2013.

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

CenterPoint Houston is required to true-up transition charges annually on November 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 28, 2012 and became effective November 1, 2012.  The adjusted transition charges are designed to collect $109.5 million during the twelve-month period ending October 31, 2013. Such adjusted transition charges reflect the impact of an estimated over-collection of $12.2 million for the twelve-month period ended October 31, 2012. On July 19, 2013, the Texas Utility Commission approved a reduction in such transition charges to zero, effective August 9, 2013. The scheduled final payment date of the Class A-4 transition bonds is September 15, 2013.

In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2012 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Date: August 12, 2013

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